Form 10QSB
period 2004-09-30
AT&S HOLDINGS INC
filed 2004-11-19
CIK 1273197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 Manchester Trafficway

Kansas City, Missouri 64129
_____________________________

(Address of Principal or
Executive Offices)

(816) 765-7771

___________________________
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class

 Shares Outstanding

11/18/2004          Common stock - $ .001 par value             984,167

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND SEPTEMBER 30, 2004 (unaudited)

ASSETS:

	December 31, 2003	September 30, 2004 (unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 242,714	$ 27,500
Accounts and notes receivable:
Customers	362,873	390,942
Other	-	278
	362,873	391,220
Allowance for doubtful accounts	(25,000)	(28,750)
	337,873	362,470
Inventory	86,250	10,335
Prepaid expenses	42,370	64,211
Total current assets	709,207	464,516

PROPERTY AND EQUIPMENT - AT COST:
Revenue equipment	3,277,966	3,847,798
Delivery equipment	190,183	212,376
Automobiles	246,835	264,479
Information systems and equipment	167,573	194,885
Office equipment	26,012	19,238
Leasehold improvements	66,011	66,011
	3,974,580	4,604,787
Accumulated depreciation	(1,222,266)	(1,315,241)
	2,752,314	3,289,546
OTHER ASSETS:
Deposits	10,110	10,110
Deferred loan financing fees	50,000	50,000
Accumulated amortization	(9,234)	(19,858)
	40,766	30,142
	50,876	40,252
Total assets	$3,512,397	$3,794,314

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITES:
Current maturities of long-term debt – related party	$67,949	$106,387
Current maturities of long-term debt – other	238,599	296,071
Line of credit	-	323,397
Accounts payable:
Trade	219,490	166,425
Sales tax payable	14,470	8,746
	233,960	175,171
Accrued liabilities:
Insurance payable	16,667	-
Salaries	13,225	22,557
Payroll taxes and other	500	500
Interest payable	5,501	9,682
Defined contribution plan payable	4,454	5,133
	40,347	37,872
Total current liabilities	580,855	938,898

LONG-TERM DEBT, less current maturities:
Related party	444,913	338,521
Other	1,862,031	1,926,848
	2,306,944	2,265,369

COMMITMENTS:	-	-

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value; 30,000,000 shares
authorized, 984,167 shares issued and outstanding	984	984
Additional paid-in capital	1,031,790	1,031,790
Accumulated deficit	(408,176)	(442,727)

Total stockholders' equity	624,598	590,047

Total liabilities and stockholders' equity	$3,512,397	$3,794,314

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited) AND 2004 (unaudited)

THREE MONTHS ENDED (unaudited)	NINE MONTHS ENDED (unaudited)

	(Combined) September 30, 2003	September 30, 2004	(Combined) September 30, 2003	September 30, 2004
REVENUE:
Equipment sales	$64,449	$139,892	$211,311	$343,515
Equipment rental	484,967	538,017	1,363,454	1,524,194
Drayage	119,107	95,088	344,198	275,384
Other	15,365	22,106	38,329	65,450
Total revenue	683,888	795,103	1,957,292	2,208,543

COST OF SALES:
Equipment	37,174	102,250	134,300	245,752
Equipment rental	67,331	79,838	167,934	264,383
Depreciation	55,385	72,102	164,954	218,021
Drayage	61,121	75,302	192,165	236,729
Other	18,879	39,892	65,761	137,382
Total cost of sales	239,890	369,384	725,114	1,102,267
Gross profit	443,998	425,719	1,232,178	1,106,276

COSTS AND EXPENSES:
Selling, general and administrative expenses	279,869	292,338	796,034	900,727
Depreciation expense	19,640	25,588	58,919	71,329
	299,509	317,926	854,953	972,056
Operating profit (loss)	144,489	107,793	377,225	134,220

OTHER INCOME (EXPENSE):
Interest expense – related party	(33,482)	(18,004)	(102,809)	(61,781)
Interest expense – other	(39,402)	(42,076)	(128,067)	(119,648)
Gain on sale of non-revenue equipment	-	4,946	34,872	245
Other income (expense)	(4,434)	4,772	5,052	12,713
	(77,318)	(50,362)	(190,952)	(168,471)

Net income (loss)	$ 67,171	$57,431	$ 186,273	$ (34,251)

BASIC net earnings (loss) per share	$0.25	$0.06	$ 0.68	$(0.03)
Weighted average shares outstanding	272,573	984,167	272,573	984,167

DILUTED net earnings (loss) per share	$0.09	$0.06	$ 0.49	$(0.03)
Weighted average shares outstanding	717,138	984,167	380,712	984,167

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2004 (unaudited)

Common Stock	Additional	Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2004	984,167	$984	$1,031,790	$(408,176)	$ 624,598

Sub S distributions				(300)	(300)

Net loss for the period	-	-	-	(34,251)	(34,251)

Balance, September 30, 2004 (unaudited)	984,167	$984	$1,031,790	$(442,727)	$590,047

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited) AND 2004 (unaudited)

NINE MONTHS ENDED (unaudited)
	September 30, 2003	September 30, 2004
	(Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$ 186,273	$ (34,251)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(71,582)	(38,221)
Depreciation	223,873	291,512
Provision for losses on accounts receivable	23,559	14,171
Change in operating assets (liabilities):
(Increase) decrease in accounts and notes receivable	55,250	(38,768)
(Increase) decrease in prepaid expenses	28,593	54,074
(Increase) decrease in deferred loan fees (net)	(50,000)	10,624
Increase (decrease) in accounts payable and accrued liabilities	(16,467)	(61,264)
Net cash and cash equivalents provided by operating activities	379,499	197,877

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	288	-
Proceeds from sale of equipment	241,285	249,725
Purchase of property and equipment	(230,516)	(1,040,248)
Net cash and cash equivalents provided (used) in investing activities	11,057	(790,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	151,454	808,472
Principal payments on long-term debt	(537,324)	(430,740)
Sub S distributions	(2,660)	(300)

Net cash and cash equivalents provided (used in) financing activities	(388,530)	377,432

INCREASE (DECREASE) IN CASH	2,026	(215,214)
Cash - beginning of period	50,109	242,714

Cash - end of period	$52,135	$ 27,500

Interest paid during the period:
Related party	$102,809	$59,248
Other	132,749	106,760
Total interest	$235,558	$166,008

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited) and 2004 (unaudited)

ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

 ORGANIZATION. AT&S Holdings, Inc. (the “Company” or “AT&S”), was formed on December 10, 2003 under the laws of the State of Nevada.  The Company was formed by the shareholders of American Trailer & Storage, Inc. (“American Trailer”) to serve as a holding company for American Trailer.

American Trailer (a Missouri Corporation) was incorporated on May 12, 1994 and was organized for the purpose of buying, selling and leasing transportation and portable storage equipment. On December 9, 2003, the name was changed from Financial Credit Corporation.

On December 31, 2003, the Company entered into an exchange agreement with American Trailer in which 100% of American Trailer’s outstanding common stock shares were exchanged for 984,167 shares of the Company’s shares.  Subsequent to this transaction, AT&S became the parent company of American Trailer.

As defined in Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the above exchange is not considered a business combination.  The assets and liabilities of American Trailer were initially recognized at their carrying amount in accordance with SFAS 141, Appendix D, paragraph 12 and 18.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered 100,000 shares of common stock for sale to the public.  The net proceeds of these shares  (approximately $45,000 assuming all shares are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on November 12, 2004.  The offering of shares is not underwritten and is being sold on a best-efforts basis.  The Company has begun offering the shares but has not issued any such securities as of November 15, 2004.  There can be no assurance that the Company will be successful in selling the shares to the public.

INTERIM FINANCIAL STATEMENTS.  The Company is providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of September 30, 2004, and for the three and nine months ended September 30, 2003 and 2004. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine-month periods ended September 30, 2004, are not necessarily indicative of results that may be expected for the fiscal year ending December 30, 2004.

CONSOLIDATED FINANCIAL STATEMENTS: Per procedural guidance in SFAS No. 141, Business Combinations, Appendix D, the accompanying statements for 2003 combine the financial data of AT&S and American Trailer as though the exchange of equity interests had occurred at the beginning of the earliest period.  Financial statements for 2002 have been restated to furnish comparative information.

The effects of intercompany transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

FORWARD-LOOKING STATEMENTS

THIS FORM 10QSB CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED, IN THE SECTION CAPTIONED " MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS " AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this quarterly report on Form 10QSB and in our Registration Statement on Form SB-2a.

Overview

Our company, AT&S Holdings, Inc., was formed on December 26, 2003 under the laws of the State of Nevada. Our Company was formed by the shareholders of American Trailer & Storage, Inc. to serve as its’ parent company.   American Trailer & Storage, Inc. was formed on May 15, 1994 under the laws of the State of Missouri under the name Financial Credit Corporation.  On December 9, 2003 the name was officially changed to American Trailer & Storage, Inc.  Financial Credit Corporation conducted business under the fictitious names of Commercial Trailer and American Trailer & Storage.  American Trailer & Storage, Inc. has been engaged solely in the business of renting and leasing storage containers and semi-trailers since inception and does not have any subsidiaries.

On December 31, 2003 our company’s Board of Directors (AT&S) approved and completed a stock exchange agreement with American Trailer & Storage, Inc.  The Board of Directors, Officers and shareholders of AT&S and American Trailer & Storage, Inc. were identical at the date of the transaction and therefore the companies were under common control.  The exchange agreement provided for our company (AT&S) to issue 984,167 shares of its common stock for 100% of the outstanding shares of American Storage & Trailer, Inc.  Subsequent to that transaction, our company (AT&S) became the parent of American Trailer & Storage, Inc.  Our management’s discussion and analysis of financial condition and results of operations discusses the historical operations of our subsidiary (American Trailer & Storage, Inc.) prior to December 31, 2003.  We formed the new holding company and entered into the exchange agreement because we believe Nevada is a more corporate friendly environment for our holding company and the holding company structure will provide our company with more flexibility in the future as we expand our operations.

We are a provider of portable storage and transportation solutions through our rental fleet of over 1,600 portable storage and transportation units through our subsidiary American Trailer & Storage, Inc. We currently have 5 branches and operate in 5 states including Missouri, Kansas, Illinois, Nebraska and Iowa.  We primarily concentrate on the Kansas City and St. Louis metropolitan regions.

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 600 customers in 66 different industries. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, to handle peaks in shipping cycles and to transport material to and from customers’ or their construction job sites. Our largest customer, Wal-Mart, constituted 27% of our revenues in 2003.  During the nine months ended September 30, 2004, Wal-Mart represented 19.8% of our revenues. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis.  Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location.  No single store accounts for more than 5% of our revenues.  In general, a Wal-Mart store rents equipment on a four-week minimum term for $90-$135 per four weeks depending on the type of unit and the quantity of containers rented by the particular store.  The store also pays delivery and pick-up charges between $75-$400 each way depending on the distance of the store from our location.  Our second largest customer, Mobile Storage Group (MSG), accounted for 10% of our revenues in 2003. For the nine months ended September 30, 2004, MSG represented 7.7% of our revenues. MSG rents equipment from AT&S and then re-rents the equipment to other companies, primarily in the retail industry.  MSG rents our equipment on a unit-by-unit, short-term basis; rental and trucking rates vary by location of rental.  No single rental location constitutes more than 1% of our revenue.  In general, MSG rents equipment on a four-week minimum term to service their customers for $90-$135 per four weeks depending on the type of unit and the quantity of units rented at each location.  MSG also pays delivery and pick-up charges between $75-$400 each way depending on the distance of the customer from one of our locations.  Rental and trucking rates are quoted and confirmed at issuance of purchase order by MSG.

We primarily obtain our portable storage units by purchasing new and used ocean-going containers and purchasing new and used trailers from the trucking industry. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving. In addition to our rental operations, we sell new and used portable storage units and provide ancillary services.

Our primary revenue source is the rental and sale of portable storage and transportation units with our focus being on the rental rather than sale of such equipment.

Three months ended September 30, 2004 versus September 30, 2003

Revenues totaled $795,000 for the three months ended September 30, 2004.  The increase of $111,000 versus the same period in 2003 represents a 16.3% increase.  Approximately 82.4%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).  Approximately 17.6%, or $140,000, of total revenues was derived from the sale of equipment, compared to $64,000, or 9.4% of total revenues during the same period in 2003.  A general increase in demand for our services from companies in varied industries is primarily responsible for the increase in rental and related revenues.

We experienced a general increase in demand from customers purchasing equipment, resulting in a $75,000, or 117.1%, increase in equipment sales versus the same period in 2003.  Rental revenue increased $53,000 during the period, representing a 10.9% increase in rental revenue versus the same period 2003.  We experienced a general increase in demand for our products and services in varied industries other than retail.  Demand from the retail industry remained flat compared to the previous year.  Drayage (trucking) revenue decreased $24,000, or 20.2% during the three-month period versus the previous year.  We experienced lower rental turnover of equipment during the period, resulting in lower trucking revenue and higher rental revenue mainly because we had more units on rent to customers in industries other than retail.  We also experienced an increase in rental business from the trucking industry.  Customers in this industry tend to pick up equipment from us rather than have it delivered, thus reducing trucking revenues.  We also experienced some pricing pressure from competition resulting in lower drayage rates.  We anticipate that drayage rates will hold steady as the supply of storage equipment is restricted due to the demand from the other industries for the same equipment, specifically the international and national inter-modal shipping industries.  Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment; late fees, damage-waiver fees and property tax fees increased $7,000, or 43.9% due primarily to a general increase in rental activity, as repair charges are directly related to rental activity.

Cost of sales for the three months ended September 30, 2004 totaled $369,000, an increase of 54.0%, as compared to the same period 2003.  Cost of sales represented 46.5% of total revenues for the period versus 35.1% during the same period 2003.  The cost of equipment sold increased $65,000 or 175.1% as units sold from the rental fleet carried higher book values and a general increase in the international shipping industry decreased the supply of new and used containers.  We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand and steel prices remain high.  Equipment rental expense, which is rent paid to third parties for equipment re-rented to our customers, increased by $13,000, or 18.6%, for the period. The increase was primarily due to the increase in number of semi-trailers rented to customers in the trucking industry versus the same period in 2003.  The company expects to lower this expense as a percentage of overall revenue by purchasing suitable semi-trailers when available to replace those rented from third parties.

Depreciation expense will increase as a result of purchasing more equipment to replace equipment rented from third parties, but the overall costs of goods sold will be reduced as monthly depreciation expenses are much less than rental expenses of similar equipment.  Depreciation expenses increased $17,000, or 30.2%, due to an increase of owned units in the rental fleet.  Drayage expenses increased $14,000, or 23.2% during the period due to increased fuel, labor rates, and trucking rates paid to third parties for drayage of company equipment.  Drayage expenses will likely further increase during the upcoming 12 months due to rising fuel expenses.   Other cost of sales, which includes maintenance of the rental fleet, tires, and licensing and titling expenses, increased by approximately $21,000 due to a general increase in the fleet maintenance required.  Fleet maintenance expenses mainly cover the expenses to repair and maintain the rental fleet, containers and trailers.  This increase is primarily due to the increased number of semi-trailers in the rental fleet and the need to maintain the fleet when the equipment is not rented.  It is anticipated that fleet maintenance expense will increase as the company begins purchasing more equipment during the remainder of 2004 and continues to improve the condition of the equipment to company standards.  The company’s semi-tractor does not require significant repair expense as it is under warranty, requiring only routine maintenance items such as oil changes.

Gross profits decreased by $18,000, or 4.1%, during the three months ended September 30, 2004 versus 2003, representing 53.5% of total revenues and totaling $426,000.  As the availability of new and used shipping containers decreases, the company will be able to command higher prices for our equipment, however, this will also cause the company to pay higher prices for its equipment sold, thus the company anticipates that the gross margin will remain under 60% for the remainder of 2004 and likely through 2005.

Operating expenses increased $12,000, or 4.5%, during the three month period ended September 30, 2004 versus the same period in 2003.  Operating expenses represented 36.8% of total revenues versus 40.9%.  The increase is primarily due to an increase in salaries, fuel for automobiles, health insurance and a general increase in office supplies.  Depreciation expense increased by $6,000, or 30.3% due to newly purchased computer equipment, software upgrades, and new automobiles.  The company continues to expect operating expenses to remain under 45% of total revenues for 2004, as we plan to increase the number of rental units in the fleet, the number of units on rent at any given time, and the number of trailers in the fleet which generate higher revenues, without marginally increasing operating expenses.  The fourth quarter will likely see increased revenues, as in years past, and the company is not likely to increase monthly operating expenses beyond third quarter’s level.

Interest expense decreased $13,000 or 17.6% during the three months ended September 30, 2004 versus the same period in 2003 to $60,000.  Interest expense constituted 7.6% of total revenues versus 10.7% in the second three months of 2003.  This decrease is primarily due to a decrease in the overall interest rate paid on senior financing and a reduction in the amount of subordinated debt lent to the company by the principal owner.  The company’s senior bank debt was refinanced in September 2003.  The interest rate of the new senior debt is much lower than the previous senior debt, (6.19% versus an approximate weighted average of 10%).  In December of 2003, the company repaid the principle owner approximately 41% of the balance owed to him.

The company had a net profit of $57,000 for the three-month period ended September 30, 2004 versus $67,000 for the same period in 2003.  Net profits represented 7.2% of total revenues for the period versus a net gain of 9.8% of total revenues during the same period in 2003.  The main reason for the decrease in profits is the increase in the cost of goods sold as described in that section above.  The company anticipates a positive net income for 2004 as gross profits historically increase in the fourth quarter and operating expenses should remain relatively stable.

Nine months ended September 30, 2004 versus September 30, 2003

Revenues totaled $2,208,543, for the nine months ended September 30, 2004.  The increase of $251,000 versus the same period 2003 represents a 12.8% increase.  Approximately 84.4%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).  Approximately 15.6%, or $344,000, of total revenues was derived from the sale of equipment, compared to $211,000, or 10.8% of total revenues during the same period in 2003.  A general increase in demand for our services from companies in varied industries is primarily responsible for the increase in rental and related revenues.

We experienced a general increase in demand from customers purchasing equipment, resulting in a $132,000, or 62.6%, increase in equipment sales versus the same period in 2003.  We were also able to purchase equipment opportunistically during the first nine months of the year which resulted in increased equipment choices for customers to purchase and subsequently increased equipment sales.  We expect to continue to be able to purchase equipment opportunistically, but likely not in as large quantities.  Thus, we may not see as dramatic an increase in equipment sales in 2005 as we’ve seen in 2004 through the first nine months.  Rental revenue increased $161,000 during the period, representing a 11.8% increase in rental revenue versus the same period 2003.  We experienced general increase in demand for our products and services in varied industries other than retail.  Demand from the retail industry remained flat compared to the previous year.  Drayage (trucking) revenue decreased $69,000, or 20.0% during the nine-month period versus the previous year.  We experienced lower rental turnover of equipment during the period, resulting in lower trucking revenue and higher rental revenue mainly because we had more units on rent to customers in industries other than retail.  The retail industry tends to turnover rentals more often than other industries, which leads to higher trucking revenue.  We also experienced an increase in rental business from the trucking industry.  Customers in this industry tend to pick up equipment from us rather than have it delivered, thus reducing trucking revenues.  We have also experienced some competitive pricing pressure on our trucking revenues.  We anticipate that drayage rates will hold steady as the supply of storage equipment is restricted due to the demand from the other industries for the same equipment, specifically the international and national inter-modal shipping industries.  Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment, late fees, damage-waiver fees and property tax fees increased $27,000, or 70.8% due primarily to a general increase in rental activity, as equipment repair revenues are directly related to rental activity.

Cost of sales for the nine-months ended September 30, 2004 totaled $1,102,000, an increase of 52.0%, as compared to the same period 2003.  Cost of sales represented 49.9% of total revenues for the period versus 37.0% during the same period 2003.  The cost of equipment sold increased $111,000 or 83.0% as units sold from the rental fleet carried higher book values and a general increase in the international shipping industry decreased the supply of new and used containers.  We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand and steel prices remain high.  Equipment rental expense, which is rent paid to third parties for equipment re-rented to our customers, increased by $96,000, or 57.4%, for the period. The increase was primarily due to the increase in the number of semi-trailers rented from third parties.  The company expects to lower this expense as a percentage of sales by purchasing suitable semi-trailers when available for purchase to replace those rented from third parties.

Depreciation expense will increase as a result of purchasing more equipment to replace equipment rented from third parties, but the overall costs of goods sold will be reduced as monthly depreciation expenses are much less than rental expenses of similar equipment.  Depreciation expenses increased $53,000, or 32.2%, due to the increased number of owned units in the rental fleet.  Drayage expenses increased $45,000, or 23.2% during the period due to increased fuel, increased labor rates,  trucking rates paid to third parties for drayage of company equipment.  Approximately $15,000 of the increase was due to a realignment of the rental fleet from branches with lower rental potential to branches with higher rental potential.   Drayage expenses will likely further increase during the upcoming 12 months due to rising fuel expenses.   Other cost of sales, which includes maintenance of the rental fleet, tires, and licensing and titling expenses, increased by approximately $72,000 due to a general increase in the fleet maintenance required.  Fleet maintenance expenses mainly cover the expenses to repair and maintain the rental fleet, containers and trailers.  This increase is primarily due to the increased number of semi-trailers in the rental fleet and the need to maintain the fleet when the equipment is not rented.  The first and second quarter of every year typically has the most equipment off-rent and thus normally has high maintenance expenses as the company prepares the equipment for future rentals.  It is anticipated that fleet maintenance expense will increase as the company begins purchasing more equipment during the remainder of 2004 and continues to improve the condition of the equipment to company standards.  The company’s semi-tractor does not require significant repair expense as it is under warranty, requiring only routine maintenance items such as oil changes.

Gross profits decreased by $126,000, or 10.2%, during the nine months ended September 30, 2004 versus 2003, representing 50.1% of total revenues and totaling $1,106,000.  As the availability of new and used shipping containers decreases, the company will be able to command higher sales and rental prices for our equipment, however, this will also cause the company to pay higher prices for its equipment, thus the company anticipates that gross margins will be under 60% for the remainder of 2004 and likely through 2005.

Operating expenses increased $105,000, or 13.2%, during the nine month period ended September 30, 2004 versus the same period in 2003.  Operating expenses represented 40.8% of total revenues versus 40.7%.  The increase is primarily due to an increase in personnel (and related expenses), fuel for automobiles, health insurance and a general increase in office supplies associated with increased revenues.  Compared to the first nine-months of 2003, the company added the following personnel expenses: added one full-time sales person to the staff, hired one full-time operations assistant for three months, and added one part-time driver for three months.  Depreciation expense increased by $12,000, or 21.1% due to the purchase of new computers, upgraded software and new automobiles.  The company expects operating expenses to remain under 45% of total revenues for 2004.  The fourth quarter will likely see increased revenues, as in years past, and the company is not likely to increase monthly operating expenses beyond the first nine months’ level.

Interest expense decreased $49,000 or 21.4%, the nine months ended September 30, 2004 versus the same period 2003 to $181,000.  Interest expense constituted 8.2% of total revenues versus 11.8% in the first nine months of 2003.  This decrease is primarily due to a decrease in the overall interest rate paid on senior financing and a reduction in the amount of subordinated debt lent to the company by the principle owner.  The company’s senior bank debt was refinanced in September 2003.  The interest rate of the new senior debt is much lower than the previous senior debt, (6.19% versus an approximate weighted average of 10%).  In December of 2003, the company repaid the principle owner approximately 41% of the balance owed to him.

The company had a net loss of $34,000 for the nine-month period ended September 30, 2004 versus a net gain of $186,000 for the same period in 2003.  During the first half of 2003, the company sold non-revenue equipment for a net gain of $35,000.  Net losses represented 1.6% of total revenues for the period versus a net gain of 9.5% of total revenues during the same period in 2003.  Without the gain on the sale of non-revenue equipment, net income during the first nine months of 2003 would have represented 7.7% of revenues.  This reversal was mainly the result of increased cost of equipment sold and equipment rental as discussed in the cost of sales section and an increase in operating expenses as discussed in that section.  The company anticipates a positive net income for 2004 as gross profits historically increase each quarter and operating expenses should remain stable.

Liquidity and Capital Resources

Growing our rental fleet is very capital intensive.  The amount of capital needed is dependent on the number of units we plan to purchase in a given period to continue growth and in building the support infrastructure to support such growth.  Over the past two years, our fleet size has been relatively stable as we focused on building the support infrastructure to support fleet expansion.  Purchases of new equipment and additional staff have primarily been funded through the issuance of subordinated debt to our principal owner and equipment financing on a collateralized basis.

On July 15, 2004, the principal owner agreed to combine three notes owed to him by the company.  The new, combined note has a due date of February 15, 2008 and the combined balance of the three notes was $461,100.  Of the total combined subordinated debt, $444,913 originally represented an interest-only note with a maturity date of January 1, 2005 and bearing 15.5% annual interest paid monthly.  $16,187 was originally owed to the principle owner in the form of a 5-year term note (principal and interest paid monthly) with an original balance of $223,625 bearing 15.5% annual interest and a maturity date of September 20, 2004.  The third original note had a balance of $2,843, and had a due date of August 15, 2004.  The third note was a 5-year term note (principal and interest paid monthly) with an original balance of $125,000 bearing 15.5% annual interest.  On July 15, 2004, the three outstanding notes had an accrued interest balance of $2,873.   As of September 30, 2004, the total balance of subordinated debt owed to the principal owner was $444,908 bearing 15.5% interest annual interest.  Our company agreed to make monthly payments of $14,000 for 42 months beginning August 15, 2004 and a final payment of $16,442 on February 15, 2008. Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated note if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Nine months ended September 30, 2004 versus September 30, 2003

Operating Activities: Cash provided by operating activities for the nine-month period ended September 30, 2004 was approximately $198,000 compared to $380,000 during the same period in 2003.  We expect that operating activities will continue to be a source of cash during the remainder of 2004.

Investing Activities:  Net cash used by investing activities during the period was approximately $791,000.  This was the result of the purchase of $1,040,000 of equipment and proceeds from the sale of equipment of $250,000.  This compares to approximately $11,000 net cash provided by investing during the same period in 2003 as a result of net proceeds received from the sale of equipment versus the purchase, $241,000 versus $231,000 respectively.  We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers.  We anticipate that the purchase of new equipment will continue to outpace sales by approximately $200,000 during the remainder of 2004.

 Financing Activities:  Net cash provided by financing activities was $377,000 during the period versus $389,000 used during the same period in 2003.  Approximately $808,000 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations.  Approximately $431,000 was used to pay down principle of long-term senior and subordinated debt.  The company anticipates financing activities will provide cash during the remainder of 2004 (primarily from utilizing existing bank financing lines of credit) for the purposes of supplementing equipment purchases.

Banking Arrangements

During September 2003, we entered into a financing agreement with Commercial Federal Bank that refinanced substantially all of our senior debt and reduced our subordinated debt.  The new financing agreement provided us with three separate facilities, as follows:

·

A term-loan aggregating $2,000,000 which bears a fixed interest rate of 6.19%, payable in monthly installments of $29,117 through April 2007.  On January 5, 2004 this loan was converted to a line-of-credit which bears a fixed, annual interest rate of 6.19% payable monthly.  Beginning on February 1, 2004, each month, the available borrowing amount is reduced by $21,078.  On April 23, 2004 the outstanding balance of the equipment purchase line-of-credit, described below, was rolled into this line-of-credit and the monthly reduction in availability was modified.  The balance on this line as of September 30, 2004 was $2,202,917.  The monthly reduction in the amount available to the company as of September 30, 2004 is $24,302.  The maturity date remains April 15, 2007.

·

An equipment purchase line-of-credit with a maximum borrowing amount of $500,000, which bears variable interest at prime plus .75% (5.5% as of September 30, 2004) with an expiration date of April 15, 2004.  On April 23, 2004, the balance ($490,505) of this line-of-credit was transferred to the reducing line-of-credit, described above.  This line of credit was renewed through April 15, 2005 with a maximum of $500,000 availability.  As of September 30, 2004, this line-of-credit had a balance of $293,247.

·

A working capital line-of-credit with a maximum borrowing amount of $250,000, which bears variable interest at prime plus .75% (5.5% as of September 30, 2004) with an expiration date of April 15, 2004.  On April 23, 2004, this line-of-credit was renewed.  The new expiration date is April 15, 2005.  As of September 30, 2004 the company had a balance of $30,150 on this line of credit.  This facility is subject to a borrowing base computation based on accounts receivable and inventory balances.

These facilities contain restrictive covenants that require the Company to maintain the following ratios:

1)

minimum debt service coverage ratio must be no less than 1 : 1 at December 31, 2003 and not less than 1.25 : 1 thereafter

2)

must maintain positive working capital

3)

maximum debt-to-equity ratios of 4:1.  Subordinated debt is defined as equity for purposes of compliance with this covenant in the bank financing agreement.

We were in compliance with all restrictive covenants as of December 31, 2003 and we anticipate remaining in compliance in the upcoming 12 months.

FINANCIAL COVENANTS

Per the terms of our business loan agreements, the company must comply with the following three financial covenants and ratios:

1).   Debt Service Coverage Ratio.  Maintain a ratio of Debt Service Coverage in excess of 1.250 to 1.000.  The term “Debt Service Coverage Ratio” means Borrower’s Net Operating Income (Net Income + Depreciation + Amortization + Interest Expense) divided by Borrower’s Required principal payments (or Prior year CMLTD) + Interest Expense.  This coverage ratio will be evaluated as of year-end.

The formula is EBITDA/CMLTD + interest expense.  EBITDA (Earnings before interest, taxes, depreciation, and amortization) will be calculated as operating income (before interest and taxes) plus any depreciation or amortization expenses.

CMLTD (current maturities of long term debt) + interest expense” will be computed as: the current maturities (principle payments due within the following 12 months) of all term debt plus all interest expenses from the previous 12 months associated with all debt (term, lines of credit, subordinated, etc.) plus any lease payments due within the following 12 months.

The current principle balances of any other lines of credit or subordinated debt will not be included in CMLTD.  This is tested annually from audited financial statements.

2.    Debt / Worth ratio.  Maintain a ratio of Debt / Worth not in excess of 4.000 to 1.000.  The ratio “Debt / Worth” means Borrower’s Total Liabilities (less any subordinated debt) divided by Borrower’s Tangible Net Worth (plus any subordinated debt).  This leverage ratio will be evaluated as of year-end.

3.  Maintain a positive working capital ratio.

Should the company not meet the required covenants or ratios, the terms of the business loan agreement state that the company would be in default of the agreement and at Lender’s option, all indebtedness immediately will be due and payable.

The company’s annualized debt service coverage ratio for the nine months ended September 30, 2004 is 1.12 : 1.  The company’s debt service coverage ratio for the month of September was 1.94 : 1.  Due to the seasonality/cyclical of the business, this ratio will continue to increase throughout the year as a significant portion of the company’s revenues and profits occur in the fourth quarter.  The company does not anticipate a ratio lower than the required 1.25 : 1 for the twelve months to end December 31, 2004. The company projects this ratio to be greater than 1.33 for year-end.

As of September 30, 2004 the company’s working capital ratio was 2.18.

As of September 30, 2004 the company’s debt-to-equity ratio was 2.67.

The company is in compliance with all restrictive covenants as of the most recent date required to be tested; the audited financial statements as of and for the year ended December 31, 2003.

All three financial covenants are tested annually using the Company’s audited year-end financial statements.

The reducing line-of-credit is collateralized by a blanket lien on all company assets as well as the personal guarantee by the principle owner, Richard G. Honan, and his wife, Kathleen M. Honan.

The new credit facilities provide us with both short and long-term liquidity, the flexibility to acquire revenue equipment on an as needed basis, and lower our overall capital costs.

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months.

We believe that our working capital, together with our cash flows from operations, borrowings under our working capital and equipment purchase lines-of-credit and other available funding sources will be sufficient to fund our operations and planned growth for at least 12 months.

Seasonality

The demand for our equipment is somewhat seasonal.  This is due mainly to the seasonal demands of the retail industry.  Retailers demand more equipment in the third and fourth quarters of each year to handle peak inventory demands of the holiday shopping season.  Most of the equipment rented by the retailers is returned early in January of each year, resulting in decreased cash flow from operations for the company during the first half of every year.  The company expects this trend to continue.

Off-Balance Sheet Arrangements

The company does not engage, nor plans to engage, in any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note B to our audited financial statements included in the Company’s registration Statement on Form SB-2 as filed with the SEC.  The following discussion addresses our most critical accounting policies, some of which require significant judgment.

The preparation of the financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to those statements.  These estimates and assumptions are based upon our evaluation of historical results and anticipated future events.  Actual results could differ from those estimates.  For purposes of this section, critical accounting policies are those that are, in our management’s view, most important to our financial condition and results of operations and that require significant judgments and estimates.  Our management believes our most critical accounting policies relate to the following:

We recognize revenue from the sale of equipment upon delivery. Lease and lease ancillary revenues and related expenses generated under portable storage units and trailers are recognized monthly which approximates a straight-line basis.  The company recognizes revenue from delivery, pick-up and other rental-related activities when the service is provided.

We depreciate our rental equipment on a 10 or 15-year term with 20% residual values.  Trailers are depreciated over a 10-year period and containers are depreciated over a 15-year period using the straight-line method.  Our management periodically evaluates our depreciation policy against several factors including appraisals from independent parties, profit margins from the sale of depreciated assets, and larger competitor’s depreciation policies.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's accounting controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered 100,000 shares of common stock for sale to the public.  The net proceeds of these shares (approximately $45,000 assuming all shares are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission declared the registration statement effective on November 12, 2004.  The offering of shares is not underwritten and is being sold on a best-efforts basis.  As of the date of filing of this Form 10QSB no shares have been sold.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

---------------------------

*    Previously filed with the Commission.

(b)   Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&S HOLDINGS, INC.
November 18, 2004	/s/ Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
November 18, 2004	/s/ Richard G. Honan II
Richard G. Honan II, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)