Form 10KSB
period 2004-12-31
AT&S HOLDINGS INC
filed 2005-03-31
CIK 1273197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

-------------------

[   ]   TRANSITION  REPORT  UNDER SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _________  to  ____________

Commission File No  333-11715

AT&S HOLDINGS, INC.

______________________________________________________
(Exact name of Small Business Registrant as specified in Its Charter)

Nevada                                                                        20-0472144

                               ______________________

                                 _______________
                          (State or other jurisdiction of                                               (I.R.S.  Employer
                          incorporation or organization)                                           Identification Number)

3505 Manchester Trfwy.

Kansas City, Missouri 64129

(816) 765-7771 (888) 765-7771

_____________________________________________________________________________________
              (Address of principal executive offices)   (Zip Code)

            (Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12 (g) of the Act:    COMMON STOCK, $.001 par value

     100,000 shares registered

Check whether the issuer  (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes

[   ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had  revenues of $3,175,983 during our most recent fiscal year.

The aggegate market value of voting stock and non-voting equity held by non-affiliates of the Registrant was approximately $0 as of March 31, 2005.

There were 984,167 shares outstanding as of  March 31, 2005.

Documents incorporated by reference:

None.

================================================================================

CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Forms 10-QSB, Forms 8-K, and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements. The information in this report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. This is especially important in light of material subsequent events disclosed. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered, not misleading.

ITEM 1. DESCRIPTION OF BUSINESS

AT&S was formed on December 26, 2003 to serve as a holding company for its wholly-owned subsidiary, American Trailer & Storage, Inc. (collectively “Company”,  “We”, “Our”, or “Us”).  American Trailer & Storage, Inc. was formed and began operations in May 1994.  We provide portable, temporary storage and transportation solutions to a broad range of industrial and commercial customers in the Midwestern United States, through our rental fleet of over 1,700 portable storage and trailer units.  Approximately 70% of our revenues are generated through renting and leasing storage containers (ISO shipping containers) and semi-trailers.  Thirteen percent is generated through the sale of such equipment, and the remaining 17% is generated through ancillary services such as trucking (delivery and pick-up of our equipment) fees and maintenance fees.  Approximately 31% of our revenue is generated by retail industry customers, 13% from business services industry customers, 11% from construction industry customers, and 10% from trucking industry customers; the remaining 35% is generated from customers in 71 other industries, none of which generates greater than 3% of our revenues.  We currently have 5 branches and operate in 5 states including Missouri, Kansas, Illinois, Nebraska and Iowa.  We primarily concentrate on the Kansas City and St. Louis metropolitan regions.  For the twelve months ended December 31, 2004, we generated revenues of $3,197,084.

We are a provider of portable storage and transportation solutions through our rental fleet of over 1,700 portable storage and transportation units. We formed and began operations in May 1994.  We currently have 5 branches and operate in 5 states including Missouri, Kansas, Illinois, Nebraska and Iowa.  We primarily concentrate on the Kansas City and Saint Louis metropolitan regions.  Our products provide secure, accessible temporary storage and transportation for a diversified client base of over 600 customers, from 71 different industries, including retail, construction, trucking and business services. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, the handling of peaks in shipping cycles and transportation of material to and from customers or their construction job sites. We primarily obtain our portable storage units by purchasing new and used ocean-going containers and purchasing new and used trailers from the trucking industry. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving. In addition to our rental operations, we sell new and used portable storage units and provide ancillary services.

We focus on renting instead of selling our portable storage and transportation units. We believe this focus allows us to achieve strong growth, improved profitability and increased predictability of our business.  Renting equipment to our customers generates higher profit margins than does selling the same equipment; thus, as we continue to focus on generating more rental revenue, we expect our profitability to improve.  Although most of our rental agreements are short-term in nature, our average customer keeps a unit on rent for approximately eight months; thus we are better able to predict future rental revenues than equipment sales.  Additionally, although a large percentage of our revenue is derived from three customers, we believe it is very unlikely that the portable storage needs of these companies will dramatically or abruptly reduce as the equipment is rented to over 100 different stores/sites among the three customers.  We believe our rental model is highly attractive because portable storage and transportation units:

*

Provide predictable, recurring revenues from rentals,

*

Have average monthly rental rates which recoup our unit investment within an average of 22 months,

*

Our average acquisition cost per container in our rental fleet is $2,315

*

Our average acquisition cost per trailer in our rental fleet is $3,473

*

Have useful lives exceeding 10 years, low maintenance and high residual values

Since our inception we have increased our revenues every year.  Our revenues have increased from approximately $600,000 in 1997 to approximately $3.20 million in 2004.

Industry Overview

The storage industry includes three principal segments, fixed self-storage, warehousing and portable storage.

The fixed self-storage segment consists of permanent structures located away from customer locations. Fixed self-storage is used primarily by consumers to temporarily store excess household goods. This segment is highly fragmented but includes several large national companies. We do not have any fixed self-storage facilities.

The warehousing segment consists of permanent structures located away from customer locations. Primarily commercial customers use warehousing for temporary storage of excess inventory or to provide a distribution location. This segment is highly fragmented but includes several large national companies.  We do not have any warehouse facilities.

The portable storage segment differs from the fixed self-storage and warehousing segment because it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment is highly fragmented with no national participants. Although there are no published estimates of the size of the portable storage segment, we believe the size of the market is expanding due to increasing awareness of the advantages of portable storage.  We rent, lease, and sell storage containers and semi-trailers to accommodate the portable storage needs of our customers.

Our goal is to be the leading provider of portable storage solutions in the Midwestern United States. We believe that our competitive strengths and growth strategy, as outlined below, enable us to achieve this goal.

Growth Strategy

Our growth strategy consists of the following:

Focus on Core Portable Storage Rental Business in the Kansas City and Saint Louis Markets. We will continue to focus on growing our rental business in our core markets because rental provides predictable, recurring revenue and high margins.  During 2003, the company experienced gross profit margins of 61%.  We expect this percentage to remain stable because we do not anticipate lowering rental rates, and we feel that we will be able to maintain or improve upon 2003’s fleet utilization rate of 80%.   Additionally, we do not expect costs to significantly increase due to an ample supply of companies to choose from that provide repair and maintenance services.

We have the necessary overhead infrastructure in place in Kansas City and Saint Louis to accommodate further revenue growth in these markets with lower marginal overhead expenses. We believe we can also increase our service and other ancillary revenues; however our core business will continue to be the rental of temporary, portable storage and transportation units.  We believe there is substantial demand for our portable storage units throughout the Midwestern United States, which is our target market.

Generate High Levels of Internal Growth in the Kansas City and Saint Louis Markets. We will continue to focus on increasing the number of portable storage units we rent out from our Kansas City and Saint Louis branches to both new and repeat customers. We have historically been able to generate strong internal growth within these markets through aggressive marketing and rental fleet growth. We believe that by increasing awareness of the benefits of portable storage through our targeted marketing and advertising programs, we can continue to increase our rental revenues and generate strong internal growth in these markets. Our branches in Des Moines, Iowa, Springfield, Missouri and Omaha, Nebraska, will remain smaller satellite branches with a limited amount of equipment for the next 12 months.  We believe we can increase our market share in Kansas City and Saint Louis and increase revenues in these two markets.  We intend to increase our fleet size in these two markets by purchasing additional equipment with funds provided by the offering, cash generated from operations and existing bank financing.

Branch Expansion. We intend to use our branch model to expand to new markets throughout the Midwestern United States on a limited and very selective basis. We intend to identify new markets in the Midwestern United States where we believe demand for portable storage units is underdeveloped.  Small local competitors are currently serving these markets. Whenever feasible, we intend to enter a new market by acquiring the storage units and rentals of a small, local portable storage business in order to generate immediate revenue to cover overhead and forego typical branch start-up expenses.  However, we do not plan to enter any new markets in 2005, and any acquisition will have to meet very stringent economic requirements and justification developed by our management in consultation with the Board of Directors.

Products

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

We provide a wide range of products and services to meet the temporary storage needs of our customers, specifically:

Portable Storage Products:

*

Containers – We purchase new, used and refurbished shipping containers from rental companies, brokers, and shipping lines.  These containers are 8’ wide, 8’6” to 9’6” high and 20’ or 40’ long.  The condition and age of the containers vary widely to meet the needs of our customers.  We can customize containers for customers by adding such items as high security lock boxes, shelving, lighting, and electrical hook-ups.

*

Storage trailers – We purchase used semi-trailers from trucking companies, rental firms and other companies with trailer fleets.  These trailers are no longer useful for long, over-the-road transportation of goods.  With minor repairs, these trailers are utilized for in-town cartage and storage at customers’ lots or docks, or at one of our lots.  The inside dimensions range from 96”-110” wide, 96”-108” high, and 20’, 28’, 40’, 45’, 48’ or 53’ long.

*

Over-the-road trailers – We also purchase new and used semi-trailers that are capable of long-distance transportation.  These units have the same dimensions as the storage trailers.

Services:

*

Delivery, pick-up and general cartage – We have the equipment to properly and safely deliver, position, and pick up shipping containers and semi-trailers.  We are able to provide prompt service to our customers through an extensive network of trucking companies that we hire to complement our own drayage assets (semi-tractors and specialized semi-trailers designed to lift containers from the ground as well as transport the container) and personnel.

Each customer’s needs are different.  Some may need a tractor-trailer to pick up material from a warehouse for drop at a third party site where the trailer will act as storage for several months.  We believe we provide such cartage services in a timely and efficient manner.

*

On-site storage – We provide space on our own lots for storage of containers and trailers rented from us as an ancillary service to the rental of our equipment.  This allows customers additional flexibility.  For example, several customers use one of our lots and equipment for storage of excess merchandise because of space or zoning restrictions at our customer’s location.  When a customer needs a particular unit, they call us to arrange delivery.  Our trailers serve as a distribution center for certain of our customers, without the added handling and overhead costs of warehouse space.

Branch Operations

     We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also seek locations that are visible from high traffic roads as an effective way to advertise our products and our name. Our branches maintain an inventory of portable storage and transportation units available for rent, and some of our branches also provide on-site storage of units under rent. The following table shows information about our branches as of January 15, 2005:

LOCATION	FUNCTIONS	RENTAL UNITS	COMPANY PERSONNEL	APPROXIMATE LOT SIZE
Kansas City, MO/KS	Rental, sales, administration, on-site storage [1]	966	10	12 acres
St. Louis, MO/IL	Rental, sales, on-site storage [1]	598	2	8 acres
Des Moines, IA	Remote rental and sales	18	0	1 acre
Springfield, MO	Remote rental and sales	17	0	N/A
St. Joseph, MO	Remote rental and sales	69	0	1 acre
Omaha, NE/Council Bluffs, IA	Remote rental and sales	69	0	½ acre
Total		1,737	12

During 2004, the company reduced the number of units in the rental fleet by 130 units which was the net result of the purchase of new equipment, the sale of under-utilized equipment and the return of under-utilized non-owned equipment to third parties from whom the company had rented the units.  During 2004, the company purchased or rented approximately 265 units, returned approximately 150 non-owned and under-utilized units to companies from whom the equipment was rented and sold approximated 245 under-utilized units from the rental fleet.  The company’s revenue from the sale of equipment may be limited in the future if we are not able to locate similar equipment to purchase in our geographic region.  This has not been the case to date; however, the company has noticed an overall decrease in the supply of used containers and trailers.  The company’s rental revenue will not likely decrease as a result in the reduction in units of equipment, as the equipment sold or returned to third parties was not being rented.  The company’s expenses, equipment rental expenses and storage fees in particular, will be reduced as a result in the reduction of units by approximately $2,000.

Our Kansas City Branch provides overall supervisory responsibility for all activities at all of the branches.  The Saint Louis branch has a branch manager that is responsible for sales and management of that branch. We do not store idle equipment in Springfield, MO.

All company lots are fenced, gated and locked during non-business hours with the exception of St. Joseph, MO, which has 24-hr security.

[1] Customers who have the need to store semi-trailers on the company’s lot due to space limitations at their location are permitted to do so as part of the rental service.  We allow customers access to their rental equipment during regular business hours.  The company does not have fixed storage or warehouse space.

Sales and Marketing

We have two people at our Kansas City branch and one in Saint Louis that conduct sales and marketing on a full-time basis. We utilize the following methods of advertising to target potential customers:

	Commercial	Residential
Direct Mail	X
Outside Sales	X
Trade Shows	X
Fleet Decals	X	X
Internet Advertising	X	X
Newspaper Ads	X	X
Yellow Pages	X	X

All methods are reviewed and evaluated for effectiveness.  The mix of advertising will continually change as we determine which methods best match target markets.

     Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. Our sales and marketing employees are compensated on a salary plus commission basis.

    Customers

Our customer base is diverse and consists of businesses in a broad range of industries.   During 2004, more than 600 customers in 71 different industries rented our portable storage and transportation units. Our largest single customer, Wal-Mart, accounted for 22% of our total revenues, and our next largest customer, Mobile Storage Group accounted for 9% of our total 2004 revenues.  Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis.  Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location.  No single store accounts for more than 5% of our revenues.  Our second largest customer, Mobile Storage Group (MSG), accounts for 9% of our revenues.  MSG rents equipment from AT&S and then re-rents the equipment to other companies, primarily in the retail industry.  MSG rents our equipment on a unit-by-unit, short-term basis; rental and trucking rates vary by location of rental.  No single rental location constitutes more than 1% of our revenues.  Our third largest customer, Satellite Specialized Transportation (SST) accounts for 6% of our 2004 revenues.  SST rents our equipment on a unit-by-unit, short-term basis.  SST uses our equipment to haul freight and cargo. No other customer accounts for more than 3% of total revenues.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2005 of our customers and how they use our portable storage units:

Industry*	% 2004 Revenues	Typical Customers	Typical Applications
General Retail	31%	Mass merchandisers, Department Stores, Discount Chains	Storage of seasonal and excess merchandise
Business Services	13%	Equipment Rental Companies, Party Rental Companies, Janitorial Services	Re-rental to customers, storage of supplies
Construction	11%	General and sub-contractors	Storage of materials and equipment on job-sites
Trucking	10%	Truck lines, Moving Companies	Transportation of goods, storage at distribution centers
Wholesale Distributors	7%	Auto Parts Distributors, Construction Materials, Wood Products, Pool & Spa Distributors	Storage of excess and seasonal inventory
All others** (71 different industries)	28%	N/A	N/A
*Based on 2 digit SIC	**No other industry constituted greater than 3% of revenues

Management Information Systems

In December 1999, we upgraded all of our information systems by licensing software that uses IBM AS/400’s advanced architecture and database design.

Our current management information systems have substantially more capacity than we currently need, but provides a system capable of expanding with the company’s business.  The fully integrated system performs functions for Rental and Sales Operations and Analysis, Accounts Receivable, Accounts Payable, General Ledger, Purchasing, and Equipment Maintenance.

We utilize an Application Service Provider (ASP) for our Customer Relations Management (CRM).  The ASP allows our employees instant, worldwide access to customer and sales pipeline information.

A new branch can become fully integrated with the home office, with just a personal computer and an Internet connection.

Rental Terms

The majority of our rental agreements provide month-to-month terms.  Our average monthly effective rental rate was $128 in 2004. Most of our portable storage units rent for $60 to $200 per month. Over-the-road trailers may rent for as much as $550 per month. Each rental agreement provides that the customer is responsible for the cost of delivery at inception and pickup at termination. Our rental contracts specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. The customer’s possessions stored within the portable storage unit are the responsibility of the customer. Trailers used for over-the-road purposes require that the customer provide appropriate insurance coverage and related documentation to cover us as loss payee and additional insured.

Our Markets and Competition

We face competition from several local companies in all of our current markets. Our competitors include lessors of storage units, over-the-road and storage trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of product quality and availability, rental rates and customer service. Some of our competitors have less debt, greater market share and greater financial resources and pricing flexibility than we do. Sometimes, a competitor will lower its rental rates in one of our markets to try to gain market share. This may require us to reduce our rental rates as well, which could reduce our profitability in those markets.

In the Kansas City market, to include St. Joseph, MO, we compete with approximately 20 companies that rent portable storage equipment.  We estimate that we have the second largest fleet of portable storage equipment in Kansas City and maintain approximately 12% of the market.  We estimate that the largest competitor maintains 35% of the market.  The competition in Kansas City is highly fragmented.  Five of the competitors are branch operations of larger companies with 10 or more branches across the U.S.  Two of the competitors are branch operations of companies with less than 5 branches.  Portable storage rental is not the main business of five of the competitors, but rather a sideline to another, main business such as trucking.  We estimate that only the four largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers.  Due to the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

Our revenues grew by approximately 27% in the Kansas City market in 2004 over 2003.  This was due both to a general increase in the size of the market for portable storage products and a slight increase in market share.  We anticipate continued growth in the size of the market, as customers become more aware of portable storage options.  We also anticipate maintaining or slightly increasing our market share in Kansas City.

In the Saint Louis market, we compete with approximately 12 companies that rent portable storage equipment.  We estimate that we have the second largest fleet of portable storage equipment in Saint Louis and maintain approximately 13% of the market.  We estimate that our largest competitor maintains 40% of the market.  The competition in Saint Louis is not as fragmented as in Kansas City.  Portable storage rental is the main business of most of the competitors.  Five of the competitors are branches of larger operations with 10 or more locations.  We estimate that only the three largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers.  Due to the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

Our revenues decreased by approximately 8% in the Saint Louis market in 2004 over 2003.  This was mainly due to pricing pressures from our largest customer.  We anticipate growth in 2005 in the size of the market, as customers become more aware of portable storage options.  We also anticipate maintaining or slightly increasing our market share in Saint Louis, through increased advertising and product awareness.

In the Omaha market, we compete with approximately 6 companies that rent portable storage equipment.  We estimate that we have the second smallest fleet of portable storage equipment in Omaha and maintain approximately 7% of the market.  The competition in Omaha is not as fragmented as in Kansas City.  Portable storage rental is the main business of most of the competitors.  All of the competitors are local or regional competitors.  Most of our business in Omaha is generated through relationships with customers in our Kansas City operation.  This will continue to be the case as we focus on growing our revenues and market share in the larger metropolitan markets of Kansas City and Saint Louis.  We feel that the Omaha market offers growth potential mainly in the form of acquisitions or partnerships when the company has the necessary capital resources.  Due to the capital requirements and local business relationships necessary to win and maintain large and industrial accounts, we do not anticipate a significant increase in the number of competitors nor in our percentage of the market share in the next 12 months.

Our revenues decreased by approximately 38% in the Omaha market in 2004 over 2003.  This was due to our decision to focus on our core markets of Kansas City and Saint Louis.  We anticipate a decrease in both market share and revenues in Omaha in the next 12 months we will continue to concentrate our efforts in the larger markets to the point we no longer compete in the Omaha market.

In the Des Moines market, we compete with approximately 3 companies that rent portable storage equipment.  We estimate that we have the smallest fleet of portable storage equipment in Des Moines and maintain approximately 5% of the market.  We estimate that our largest competitor maintains approximately 38% of the market.  The competition in Des Moines is not as fragmented as in other markets.  Portable storage rental is the main business of all of the competitors.  All of the competitors are local or regional competitors with 5 or fewer branches.  Most of our business in Des Moines is generated through relationships with customers in our Kansas City operation.  This will continue to be the case as we focus on growing our revenues and market share in the larger metropolitan markets of Kansas City and Saint Louis.  We feel that the Des Moines market offers growth potential mainly in the form of acquisitions or partnerships when the company has the necessary capital resources.  Due to the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts, we do not anticipate a significant increase in the number of competitors in Des Moines in the next 12 months.

Our revenues decreased by approximately 56% in the Des Moines market in 2004 over 2003.  This was due to our decision to focus on our core markets of Kansas City and Saint Louis.  We anticipate a decrease in both market share and revenues in Des Moines in the next 12 months. We will continue to concentrate our efforts in the larger markets to the level where we will no longer compete in the Des Moines market.

In the Springfield, MO market, we compete with approximately two other companies that rent portable storage equipment.  We estimate that we have the smallest fleet of portable storage equipment in Springfield and control approximately 2% of the market.  One local competitor dominates the market with control of approximately 90% of the market...  The other competitor is a branch of a larger company with 30 or more branches.  Most of our business in Springfield is generated through relationships with customers in our Kansas City operation.  This will continue to be the case as we focus on growing our revenues and market share in the larger metropolitan markets of Kansas City and Saint Louis.  We feel that the Springfield market offers limited growth potential mainly in the form of an acquisition or partnerships when the company has the necessary capital resources.  Due to the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts, we do not anticipate a significant increase in the number of competitors in Springfield in the next 12 months.

Our revenues decreased by approximately 72% in the Springfield market in 2004 over 2003.  This was due to our decision to focus on our core markets of Kansas City and Saint Louis.  We no longer compete for business in the Springfield market.

In the Wichita, KS market, we compete with approximately four other companies that rent portable storage equipment.  We estimate that we have the smallest fleet of portable storage equipment in Wichita and maintain approximately 1% of the market.  Two local competitors dominate the market and maintain approximately 75% market share.  Another competitor is also a local company.  Most of our business in Wichita is generated through relationships with customers in our Kansas City operation.  This will continue to be the case as we focus on growing our revenues and market share in the larger metropolitan markets of Kansas City and Saint Louis.  We feel that the Wichita market offers limited growth potential mainly in the form of an acquisition or partnerships when the company has the necessary capital resources.  Due to the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts, we do not anticipate a significant increase in the number of competitors in Wichita in the next 12 months.

Our revenues decreased by approximately 72% in the Wichita market in 2004 over 2003.  This was due to our decision to focus on our core markets of Kansas City and Saint Louis.  We no longer compete for business in the Wichita market.

Because we feel that Kansas City and Saint Louis offer our company the greatest potential for growth, we will continue to focus our resources on increasing revenues and market share in these markets.  Combined, these two markets accounted for 89% of 2003 revenues.  As we continue to concentrate our efforts in these two markets, our revenues and market share are likely to decline in the other geographical markets where we have a limited presence.

In addition to competition for customers, we face competition in purchasing used ocean-going containers and trailers. Several types of businesses purchase used ocean-going containers and trailers, including various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers and trailers for sale decreases, these competitors may be able to absorb an increase in the cost of equipment, while we may not be able to. If used equipment prices increase substantially, we may not be able to grow our fleet. These price increases also could increase our expenses and reduce our earnings.   During 1999-2003, we did not experience a shortage of equipment available to purchase.  We began to notice the supply of shipping containers decrease in 2004.  As yet, this has not affected our ability to find suitable units available for sale and/or to add to our rental fleet.  We anticipate that we may not be able to find enough containers to satisfy the demand in 2005, which will increase our prices, but also limit our revenues.

Competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. We may have to lower our rental rates because of greater competition. This would lower our profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can. Prolonged price competition is likely to have a material adverse effect on our business and results of operations.

We have experienced competitive pricing pressure in both the Kansas City and Saint Louis markets during the past four years without negatively impacting our revenues.  A larger company with more than 30 branches acquired other competitors in each of these markets.  To rapidly gain market share, this company, which rents containers and portable offices only, lowered container rental rates for new customers.  We were able to maintain our rental rates by acquiring other customers, offering the additional flexibility of trailers, and providing excellent service.  Our revenues grew in both locations in all years since the larger company opened branches.  During the past 12 months, the larger competitor raised its rental rates on containers.

Employees

     As of February 1, 2005 we had approximately 13 full-time employees. Our employees are represented by the following major categories:

Management	3
Administrative	2
Sales and marketing	4
Drivers	2
Operations/Maintenance	2

     Our employees are not represented by a labor union. We consider our relations with our employees to be good.

    In addition to our own employees, we hire several third party vendors to perform work.  The type of work these vendors perform is trucking, repair and maintenance of the rental fleet, and buildings and grounds maintenance.  These vendors are hired on an as-needed basis.  For example, we hire third-party trucking companies to deliver and pick-up company equipment to/from our customers when we are not able to handle the workload with our own assets and employees in a timely manner.  Third party vendors perform all of our repair and maintenance work.  Our vendors bill the company either on an hourly basis or on a per job (repair job or specific trucking run) basis.  We do not have any long-term contracts with any vendors that perform the company’s operational work.  Approximately four different vendors routinely provide trucking services for us and approximately five companies routinely provide repair and maintenance services for the company.

Cautionary Factors that may affect future operating results

We have used words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and other similar expressions, which identify forward-looking statements.  Actual results could differ materially from those suggested by these forward-looking statements.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including:

*

Our significant dependence on two customers;

*

The highly competitive nature of our business;

*

Failure to control defaults on our rental contracts or loans;

*

Significant changes in interest rates;

*

Failure to maintain qualified management and skilled personnel.

Many of these factors are beyond our control.

ITEM 2.  PROPERTIES

Our Company does not own any real property as we lease all of our locations. We believe that satisfactory alternative properties can be found in all of our markets at the end of the lease agreements, if necessary.  We do not intend to buy or otherwise invest in real property as we expand our operations.  Following is a summary of our leased locations:

LOCATION	FUNCTIONS	Rent Paid in 2004	Property Owner	LEASE TERMINATION DATE
Kansas City, MO/KS	Rental, on-site storage, sales, administration	$156,000	Manchester Properties, LLC	April 2009
St. Joseph, MO	Kansas City support lot	$9,600	Deffenbaugh Industries, Inc	Month-to-month
St. Louis, MO/IL	Rental, on-site storage, sales	$30,098 [1]	Bi-State Group, LLC	Month-to-month
Des Moines, IA	Remote rental and sales	$494 [1]	Vander Haag’s Inc.	Month-to-month
Omaha, NE/Council Bluffs, IA	Remote rental and sales	$1,178 [1]	Vander Haag’s Inc	Month-to-month

[1]

At our St. Louis and all of our remote leasing and sales locations, we share facilities with other companies and pay rent based on the number of units stored during the month.

LOCATION	MONTHLY COST PER UNIT	AVG MONTHLY RENT
St. Louis, MO	$7.50 per container, $15.00 per trailer	$2,039
Omaha, NE/Council Bluffs, IA	$7.50 per unit	$98
Des Moines, IA	$7.50 per unit	$41

ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings; pending or threatened, to which we are a party.  However, we occasionally become a party to routine claims incidental to our business. Most of these claims involve alleged damage to customers’ property while stored in units they rent from us and damage alleged to have occurred during delivery and pick-up of containers. We believe that we carry sufficient insurance to protect us against loss from these types of claims.

In addition, we have in the past hired a collection agency that engages an attorney on a contingency basis to collect unpaid invoices on our behalf.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

Part II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered 100,000 shares of common stock for sale to the public.  The net proceeds of these shares (approximately $45,000 assuming all shares are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission declared the registration statement effective on November 12, 2004.  The offering of shares is not underwritten and is being sold on a best-efforts basis.  As of the date of filing of this Form 10KSB no shares have been sold.

Our securities are not listed for trading on any exchange or quotation service. We are  required to comply with the timely disclosure rules in accordance with  the Securities Exchange Act of 1934. The requirements to which we are subject include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. We are required to deliver an annual report to security holders including audited financial statements.

The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We declared no cash dividends during 2004.   During 2003, we declared cash dividends totaling $135,368.

As of December 31, 2004 there were three record holders of our common stock.

Recent sales of securities

Following is a summary of the shares issued and consideration paid in during the prior three years:

Date of issuance	Acquirer	Number of shares	Price per share	Total cash consideration
	AT&S Holdings, Inc. (1)
December 31, 2003	Richard G. Honan	856,200	(1)	(1)
December 31, 2003	Jeffrey N. Orr	124,121	(1)	(1)
December 31, 2003	Richard G. Honan II	3,846	(1)	(1)

	American Trailer & Storage, Inc. (2)
December 1, 2003	Richard G. Honan (exercise of warrant)	711,594	$0.44	$315,087
April 10, 2002	Jeffrey N. Orr	16,429	$6.51	$106,787

July 8, 2003	Richard G. Honan	711,594	Warrant to purchase shares at $0.44 per share

(1)  Pursuant to a share exchange agreement whereby these shareholders exchanges all of their shares of American Trailer & Storage, Inc. for equivalent shares of AT&S Holdings, Inc.

(2)  These share transactions represent historical issuances of American Trailer & Storage, Inc. common shares and have been adjusted to their equivalent shares of AT&S Holdings, as a result of the share exchange, which occurred on December 31, 2003.

The shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act, as a private offering of securities.   Certificates representing the shares have an appropriate legend prohibiting transfer without compliance with the Act.   These share transactions were completed in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as each offeree was determined to be an accredited investor. There were no offerees other than the foregoing investors. Each of the offerees described above in these transactions were given complete and unfettered access to our books and records. We further determined that each offeree was accredited and therefore had knowledge and experience in financial and business matters and that he, she or it was capable of evaluating the merits and risks of the investment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report. This discussion contains forward- looking statements that involve risk and uncertainties.  Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those under item 1, “Description of Business – Cautionary Factors that may effect Future Operating Results.”

Overview

AT&S Holdings, Inc., was formed on December 26, 2003 under the laws of the State of Nevada. Our Company was formed by the shareholders of American Trailer & Storage, Inc. to serve as its parent company.   American Trailer & Storage, Inc. was formed on May 15, 1994 under the laws of the State of Missouri under the name Financial Credit Corporation.  On December 9, 2003 the name was officially changed to American Trailer & Storage, Inc.  Financial Credit Corporation conducted business under the fictitious names of Commercial Trailer and American Trailer & Storage.  American Trailer & Storage, Inc. has been engaged solely in the business of renting and leasing storage containers and semi-trailers since inception and does not have any subsidiaries.

On December 31, 2003 our company’s (AT&S) Board of Directors approved and completed a stock exchange agreement with American Trailer & Storage, Inc.  The Board of Directors, Officers and shareholders of AT&S and American Trailer & Storage, Inc. were identical at the date of the transaction and therefore the companies were under common control.  The exchange agreement provided for our company (AT&S) to issue 984,167 shares of its common stock for 100% of the outstanding shares of American Trailer & Storage, Inc.  Subsequent to that transaction, our company (AT&S) became the parent of American Trailer & Storage, Inc.  Our management’s discussion and analysis of financial condition and results of operations discusses the historical operations of our subsidiary (American Trailer & Storage, Inc.) prior to December 31, 2003.  We formed the new holding company and entered into the exchange agreement because we believe Nevada is a more corporate friendly environment for our holding company and the holding company structure will provide our company with more flexibility in the future as we expand our operations.

We have previously filed a Registration Statement on Form SB-2, which registered 100,000 shares of our Common Stock, par value $.001 for sale to the public.  On November 12, 2004, the offering of common stock was declared effective and available for sale to the public; thus we became a public reporting entity at that date.  The common stock is being sold on a direct basis without use of underwriters, brokers or salesman.  The shares can be sold during a period not to exceed 365 days from the effective date of the related Prospectus. As of the date of this Annual Report, no shares have been sold, issued or subscribed for pursuant to such Registration Statement.

We are a provider of portable storage and transportation solutions through our rental fleet of over 1,700 portable storage and transportation units through our subsidiary American Trailer & Storage, Inc. We currently have 6 branches and operate in 5 states including Missouri, Kansas, Illinois, Nebraska and Iowa.  We primarily concentrate on the Kansas City and St. Louis metropolitan regions.

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 600 customers in 71 different industries. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, to handle peaks in shipping cycles and to transport material to and from customers’ or their construction job sites. Our largest customer, Wal-Mart, constituted 22% of our revenues in 2004.  During 2003, Wal-Mart represented 27% of our revenues. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis.  Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location.  No single store accounts for more than 5% of our revenues.  In general, a Wal-Mart store rents equipment on a four-week minimum term for $90-$135 per four weeks, depending on the type of unit and the quantity of containers rented by the particular store.  The store also pays delivery and pick-up charges between $75-$400 each way, depending on the distance of the store from our location.  Our second largest customer, Mobile Storage Group (MSG), accounted for 9% of our revenues in 2004. MSG represented 10% of our revenues in 2003. MSG rents equipment from American Trailer & Storage and then re-rents the equipment to other companies, primarily in the retail industry.  MSG rents our equipment on a unit-by-unit, short-term basis; rental and trucking rates vary by location of rental.  No single rental location constitutes more than 1% of our revenue.  In general, MSG rents equipment on a four-week minimum term, to service their customers, for $90-$135 per four weeks, depending on the type of unit and the quantity of units rented at each location.  MSG also pays delivery and pick-up charges between $75 and$400 each way, depending on the distance of the customer from one of our locations.  Rental and trucking rates are quoted and confirmed at issuance of purchase order by MSG.  Our third largest customer, Satellite Specialized Transportation (SST), accounted for 6% of our revenues in 2004.  SST represented 1% of our revenues in 2003.  SST rents our equipment on a unit-by-unit, short-term basis.  SST uses our equipment to haul cargo and freight long distances.  In general, SST rents equipment for $500 per unit per month.

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

Our primary revenue source is the rental and sale of portable storage and transportation units with our focus being on the rental rather than sale of such equipment.  See “Description Of Business Summary Overview” section for a description of this equipment and related services.

Year ended December 31, 2004 Compared to 2003

Total revenues approximated $3,176,000 in 2004.  The increase of $288,000 over 2003 total revenues represents a 10.0% increase. Approximately 87.0% of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).  Approximately 13.0%, or $413,000, of total revenues was derived from the sale of equipment, compared to $299,000, or 9.4% of total revenues, in 2003.  A general increase in demand for our services from companies in varied industries is primarily responsible for the increase in rental and related revenues.  In addition, the company focused selling older, under-utilized equipment.  This focus is responsible for the increase in equipment sales.

Equipment sales increased $114,000 in 2004 versus 2003 due to a concentrated effort to sell older, under-utilized equipment and a general increase in demand for our equipment from customers in varied industries.  Rental revenues increased $237,000, or 11.8%, mainly the result of a sharp increase in demand from trucking industry customers of approximately 89% and a 52% increase in demand from wholesale distributor industry.  Rental revenues from the retail and construction industries declined by 3.7% and 35.0% respectively.  Drayage (trucking) revenue decreased approximately $90,000, or 16.7%, from the previous year.  This decline is primarily due to pricing pressures from customers in the retail and construction industries and the decline in rental revenues to those two industries.  Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment, late fees, damage-waiver fees and property tax fees decreased $26,000, or 44.7%, due primarily to a decrease in demand for our services and equipment from the trucking and wholesale distributor industries.

Cost of sales for the twelve months ended December 31, 2004 totaled $1,494,000, an increase of 30.5%, as compared to the same period in 2003.  Cost of sales represented 47.0% of total revenues in 2004 versus 36.0% in 2003.  The cost of equipment sold increased due to units being sold from the rental fleet that carried higher book values and a general increase in cost of containers in the international shipping industry resulting from a decreased supply of used containers.  Equipment rental expense by $137,000, or 34.9% due to an increase in the number of semi-trailers the company rented from third parties to support the increased demand from the trucking industry.  Depreciation expense increased by $58,000, or 24.3%, from 2003 due to an increase in the size of the rental fleet.  Depreciation expenses will continue to increase as the company continues to purchase equipment and expand its rental fleet.  Drayage expenses increased 19.0%, or $56,000, during the twelve months of 2004 versus 2003.  This increase is mainly due to increases in drivers’ wages, increased fuel costs, and increases in rates charged to the company by third-party trucking companies.  Maintenance expenses increased by approximately $6,900 due mainly to the increase in the number of company-owned semi-trailers, which generally require more maintenance than containers.  Fleet maintenance expenses mainly cover the expenses to repair and maintain the rental fleet, containers and trailers.  It is anticipated that fleet maintenance expense will increase as the company begins purchasing more equipment in 2005 and works to improve the material condition of the equipment to company standards.  The company’s tractor does not require significant repair expense as it is under warranty, only routine maintenance items such as oil changes.   Gross profits decreased by $62,000, or 3.5%, in 2004 versus 2003, representing 53.0% of total revenues.  As the availability of new and used shipping containers and trailers decreases, the company will be able to command higher prices for our equipment; however, this will also cause the company to pay higher prices for its equipment sold, thus the company anticipates that the gross margins will remain between 50 and 55% for 2005.

Operating expenses increased $141,000, or 12.0%, over 2003.  Operating expenses represented 41.7% of total revenues in 2004 versus 41.0% in 2003.  The primary reasons for the increase is an increased amount of personnel, an increase in salaries and commissions, and increase in depreciation of $33,000, or 12.0%, due to the purchase of new information systems equipment, software upgrades, and additional company automobiles. Two additional personnel were hired to assist with operations.  We expect operating expenses to remain under 45% of total revenues for 2005, as we plan to increase the number of rental units in the fleet, the number of units on rent at any given time, and the number of trailers in the fleet which generate higher revenues, without marginally increasing operating expenses.  Thus, we should be able to increase revenues without a corresponding increase in operating expenses.

Interest expenses decreased $112,000, or 31.7%, from 2003 to 2004 to $242,000.  Interest expense constituted 7.6% of total revenues in 2004 versus 12.3% in 2003.  This decrease was primarily due to a decreased balance of subordinated debt owed to the principal owner by company and a decrease in the interest rate paid on senior debt in 2004 versus 2003.  In December of 2003, the company repaid the principal owner approximately 41% of the balance owed to him.  The company’s senior bank debt was refinanced in September 2003.  The interest rate of the new senior debt is much lower than the previous senior debt, (6.19% versus an approximate weighted average of 10%).  In December of 2003, the company repaid the principal owner approximately 41% of the balance owed to him.  The company expects interest expenses to increase as the company expects to finance equipment purchases with bank financing.  Increases in interest rates may also increase our interest expenses; however, these increases will likely be minimal compared to the increases due to increased balances owed as the majority of our balances have fixed interest rates.  Other income was primarily the result of recoveries of bad debt.

The company had a net income of $128,000 for the twelve-month period ended December 31, 2004 versus $123,000 in 2003.  Net income represented 4.0% of total revenues for the period versus 4.2% of total revenues in 2003.  The slight increase was mainly the result of increased revenues due to an increase in demand for our products and services and a sharp reduction in interest expenses.  By concentrating on our core markets of Kansas City and Saint Louis and eliminating expenses related to growth outside those markets, we should be able to increase our operating margins by increasing revenues without marginally increasing expenses.  The company anticipates the positive income trends to continue for 2005.

Liquidity and Capital Resources

Growing our rental fleet is very capital intensive.  The amount of capital needed is dependent on the number of units we plan to purchase in a given period to continue growth and on building the infrastructure to support such growth.  Over the past two years, our fleet size has been relatively stable as we focused on building the infrastructure to support fleet expansion.  Purchases of new equipment and additional staff have primarily been funded through the issuance of subordinated debt to our principal owner and equipment financing on a collateralized basis.

On July 15, 2004, the principal owner agreed to combine three notes owed to him by the company.  The new, combined note has a due date of February 15, 2008 and the combined balance of the three notes was $461,100.  Of the total combined subordinated debt, $444,913 originally represented an interest-only note with a maturity date of January 1, 2005 and bearing 15.5% annual interest paid monthly.  $16,187 was originally owed to the principal owner in the form of a 5-year term note (principal and interest paid monthly) with an original balance of $223,625 bearing 15.5% annual interest and a maturity date of September 20, 2004.  The third original note had a balance of $2,843, and had a due date of August 15, 2004.  The third note was a 5-year term note (principal and interest paid monthly) with an original balance of $125,000 bearing 15.5% annual interest.  On July 15, 2004, the three outstanding notes had an accrued interest balance of $2,873.   Our company agreed to make monthly payments of $14,000 for 42 months beginning August 15, 2004 and a final payment of $16,442 on February 15, 2008.  As of March 15, 2005, the total balance of subordinated debt owed to the principal owner was $393,761 bearing 15.5% annual interest.  Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated note if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Operating Activities: Cash provided by operating activities for the twelve-month period ended December 31, 2004 was approximately $376,000 compared to $527,000 during 2003.  This decrease was mainly due to an increase in accounts receivable of $182,000 in 2004 versus a decrease of $77,000 in 2003.

Investing Activities:  Net cash used by investing activities during the 2004 was approximately $962,000.  This was the result of the purchase of $1,271,000 of equipment and proceeds from the sale of equipment of $309,000.  This compares to approximately $79,000 net cash used by investing activities during 2003 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $367,000 versus $288,000 respectively.  We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers.

 Financing Activities:  Net cash provided by financing activities was $400,000 during 2004 versus $255,000 used in 2003.  Approximately $994,000 was provided from proceeds of new financing supplemented cash generated from operations to provide funds for the purchase of equipment.  Approximately $595,000 was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:
During September 2003, we entered into a financing agreement with Commercial Federal Bank that refinanced substantially all of our senior debt and reduced our subordinated debt.  The financing agreement provided us with three separate facilities, as follows:

*

A term-loan aggregating $2,000,000 which bears a fixed interest rate of 6.19%, payable in monthly installments of $29,117 through April 2007.  On January 5, 2004 this loan was converted to a line-of-credit which bears a fixed, annual interest rate of 6.19% payable monthly.  Beginning on February 1, 2004, each month, the available borrowing amount is reduced by $21,078.  On April 23, 2004 the outstanding balance of the equipment purchase line-of-credit, described below, was rolled into this line-of-credit and the monthly reduction in availability was modified.  The balance on this line as of December 31, 2004 was $2,130,010.68.  On March 30, 2005 (date of refinancing) the advances of $444,247 and additional borrowings in fiscal 2005 were also transferred to the reducing revolving line of credit.  The original maturity date of the revolving line of credit was April 15, 2007 and was changed to March 30, 2008.  The monthly payment was increased to $26,690 plus interest of 7.85%.

*

An equipment purchase line-of-credit with a maximum borrowing amount of $500,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004.  On April 23, 2004, the balance ($490,505) of this line-of-credit was transferred to the reducing line-of-credit described above.  On November 29th, this line of credit was renewed through April 15, 2005 with a maximum of $650,000 availability.  As of December 31, 2004, this line-of-credit had a balance of $444,247.00.  On March 30, 2005 the outstanding balance ($511,039.00) on this line of credit was transferred to the reducing line of credit as described above and was renewed with a maturity date of March 30, 2006.  On March 30, 2005, the interest rate on this line of credit was 6.50%.

*

A working capital line-of-credit with a maximum borrowing amount of $250,000, which bears variable interest at prime plus .75%with an expiration date of April 15, 2004.  On April 23, 2004, this line-of-credit was renewed. This line of credit was again renewed on March 30, 2005 and has a maturity date of March 30, 2006.  As of December 31, 2004 the company had a zero balance on this line of credit.  This facility is subject to a borrowing base computation based on accounts receivable and inventory balances. The interest rate as of  March 30, 2005 was 6.50%

These facilities contain restrictive covenants that require the Company to maintain the following ratios:

1)

minimum debt service coverage ratio was required to be no less than 1 : 1 at December 31, 2003 and not less than 1.25 : 1 thereafter

2)

must maintain a current ratio greater than 1.00

3)

maximum debt-to-equity ratios of 4:1.  Subordinated debt is defined as equity for purposes of compliance with this covenant in the bank financing agreement.

We were in compliance with all restrictive covenants as of December 31, 2004 and we anticipate remaining in compliance in the upcoming 12 months.

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

3.  Maintain a positive current ratio.  Current ratio to be calculated based on current assets divided by current liabilities less current maturities of subordinated debt less any outstanding balance on the equipment purchase Line of Credit.

Should the company not meet the required covenants or ratios, the terms of the business loan agreement state that the company would be in default of the agreement and at the Lender’s option; all indebtedness immediately will be due and payable.

The company’s audited 2004 debt service coverage ratio is 1.46: 1.  The company does not anticipate this ratio to change significantly in 2005 and we should remain well above the minimum of 1.25 to 1.

As of December 31, 2004 the company’s current ratio was 1.09.

As of December 31, 2004 the company’s debt-to-equity ratio was 2.49.

The company is in compliance with all restrictive covenants as of the most recent date required to be tested; the audited financial statements as of and for the year ended December 31, 2004.

All three financial covenants are tested annually using the Company’s audited year-end financial statements.

The reducing line-of-credit is collateralized by a blanket lien on all company assets as well as the personal guarantee by the principal owner, Richard G. Honan, and his wife, Kathleen M. Honan.

The new credit facilities provide us with both short and long-term liquidity, the flexibility to acquire revenue equipment on an as- needed basis, and lower overall capital costs.

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months.  We currently have an agreement to purchase $189,750 of equipment in the first and second quarter of 2005 and $70,800 in August of 2005.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note B to our audited financial statements included elsewhere in this Prospectus.  The following discussion addresses our most critical accounting policies, some of which require significant judgment.

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

Recent Accounting Pronouncements:

In November 2004, SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, was issued and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67, was issued and becomes effective for financial statements for fiscal years ending after June 15, 2005.

In December 2004, SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, was issued and becomes effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, SFAS No. 123, Accounting for Stock-Based Compensation, was revised and becomes effective for awards granted, modified, repurchased or cancelled in interim or annual reporting periods beginning after December 15, 2005.

None of these Standards is applicable to the operations of the Company at December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

AT&S HOLDINGS, INC.

INDEPENDENT AUDITORS' REPORT

Board of Directors

AT&S Holdings, Inc.

We have audited the accompanying consolidated balance sheet of AT&S Holdings, Inc. (a Nevada corporation) and its subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AT&S Holdings, Inc. at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles applied on a consistent basis.

As discussed in note A to the financial statements, on December 31, 2003 the company entered into an exchange agreement with American Trailer & Storage, Inc. (formerly Financial Credit Corporation) and became the parent company of American Trailer & Storage, Inc.  The accompanying financial statements reflect this transaction as if it had occurred on January 1, 2003.

/s/   Harold J. Nicholson, Chartered

Overland Park, Kansas

February 28, 2005

(except for note C, as to which the date is March 30, 2005)

AT&S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2004

ASSETS

2004

CURRENT ASSETS
Cash (note B9)	$55,690
Accounts and notes receivable
Customers (note B5)	524,530
Other	7,987
532,517
Allowance for doubtful accounts (note B5 & B11)	63,600
468,917
Inventory (Note B6)	9,255
Prepaid expenses	152,434
Total Current Assets	686,296

PROPERTY AND EQUIPMENT - AT COST

(note B7, B11 & C)

Revenue equipment	4,011,756
Delivery equipment	212,376
Vehicles	264,479
Information systems and equipment	198,406
Office equipment	19,238
Leasehold improvements	66,011
4,772,266
Accumulated depreciation	1,397,584
3,374,682

OTHER ASSETS
Deposits	10,110

Deferred loan fees (note B13)	50,000
Accumulated amortization	23,252
26,748
36,858
Total Assets	$4,097,836

The accompanying notes are an integral part of these statements.

F-2

AT&S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2004

LIABILITIES

2004

CURRENT LIABILITIES
Current maturities of long-term debt - related party (note C)	$26,066
Current maturities of long-term debt - other (note C)	296,207
Accounts payable
Trade	275,977
Sales tax payable	28,220
304,197
Accrued liabilities
Salaries	10,451
Payroll taxes and other	1,013
Interest payable	10,072
Security deposits	500
Defined contribution plan payable (note E)	5,801
27,837
Total Current Liabilities	654,307

LONG-TERM DEBT, less current maturities (note C)
Related party	393,761
Other	2,297,013
2,690,774

COMMITMENTS (note E)	-

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
984,167 shares and 272, 774(note G)	984
Additional paid-in capital	1,031,790
Accumulated deficit	(280,019)
752,755
Total Liabilities and Stockholders’ Equity	$4,097,836

The accompanying notes are an integral part of these statements.

F-3

AT&S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2004	2003

Revenues:
Equipment sales	$413,129	$299,097
Equipment rental	2,235,917	1,999,117
Drayage	441,725	531,372
Maintenance	50,516	30,481
Other	34,696	28,385
Total revenues	3,175,983	2,888,452

Cost of sales
Equipment	294,234	202,484
Equipment rental	527,859	391,210
Depreciation	296,810	238,815
Drayage	351,595	295,509
Maintenance	23,121	16,239
Total Cost of Sales	1,493,619	1,144,257
Gross profit	1,682,364	1,744,195
Costs and expenses
Selling, general and administrative expense	1,228,363	1,119,292
Depreciation	97,144	64,277
	1,325,507	1,183,569
Operating Profit (loss)	356,857	560,626

Other Income (Expense)
Interest expense - related party	(78,143)	(135,040)
Common stock warrant expense - related party (note F)	-	(150,858)
Interest expense - other	(164,319)	(219,726)
Other income	13,517	32,733
Gain on sale of non-revenue equipment	245	34,872
	(228,700)	(438,019)
Net Earnings (loss)	$128,157	$122,607

BASIC Earnings (loss) per share	$0.13	$0.37
Weighted average number of shares	984,167	333,010

DILUTED Earnings (loss) per share	$0.13	$0.37
Weighted average number of shares	984,167	333,010

The accompanying notes are an integral part of these statements
F-4

AT&S HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

Additional
Common Stock	Paid	Retained
	Shares	Amount	in Capital	Earnings	Total

Balance at January 1, 2003	272,573	$273	$566,556	($395,415)	$ 171,414

Net earnings for the year	-	-	-	122,607	122,607

Issuance of common stock purchase warrant			150,858		150,858

Issuance of stock	711,594	711	-	-	711

Additional paid in capital	-	-	314,376	-	314,376

Sub S Distributions	-	-	-	(135,368)	(135,368)

Balance at December 31, 2003	984,167	984	1,031,790	(408,176)	624,598

Net earnings for the year	-	-	-	128,157	128,157

Balance at December 31, 2004	984,167	$984	$1,031,790	($280,019)	$752,755

The accompanying notes are an integral part of these statements.

F-5

AT&S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31,

	2004	2003

Cash Flows from Operating Activities
Net income	$128,157	$122,607
Adjustments to reconcile net income to cash
provided by operating activities:
Gain on sale of equipment	(54,134)	(70,203)
Depreciation	393,964	303,092
Provision for losses on accounts receivable	51,070	43,526
Common stock warrant expense - related party	-	150,858
Change in operating assets and liabilities:
(Increase) Decrease in accounts and notes receivable	(182,114)	77,278
(Increase) in prepaid expenses	(33,069)	(83,357)
(Increase) Decrease in deferred loan fees (net)	14,018	(40,766)
Increase in accounts payable and accrued liabilities	57,727	24,017
Net Cash Provided by Operating Activities	375,619	527,052

Cash Flows from Investing Activities
Decrease in deposits	-	288
Proceeds from sale of equipment	309,139	287,615
Purchase of property and equipment	(1,271,337)	(366,749)
Net Cash (Used) by Investing Activities	(962,198)	(78,846)

Cash Flows from Financing Activities
Proceeds from new financing	994,322	2,248,902
Principal payments of long & short term debt	(594,767)	(2,684,222)
Sub-S distributions	-	(135,368)
Sale of common stock	-	711
Additional paid in capital	-	314,376
Net Cash Provided (Used) by Financing Activities	399,555	(255,601)

INCREASE (DECREASE) IN CASH	(187,024)	192,605
Cash - beginning of year	242,714	50,109
Cash - end of year	$55,690	$242,714

Interest Paid During Year
Related party	$75,861	$135,344
Other	$146,895	$212,032

The accompanying notes are an integral part of these statements.
F-6

AT&S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 and 2003

NOTE A – ORGANIZATION

AT&S Holdings, Inc. (the “Company” or “AT&S”), was formed on December 10, 2003 under the laws of the State of Nevada.  The Company was formed by the shareholders of American Trailer & Storage, Inc.  (“American Trailer”), which was formed under the laws of the state of Missouri, to serve as a holding company for American Trailer.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1)

Consolidated Statements

Per procedural guidance in SFAS No. 141, Business Combinations, Appendix D, the accompanying statements for 2003 combine the financial data of AT&S and American Trailer as though the exchange of equity interests had occurred at the beginning of the period.

The effects of intercompany transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

2)

Revenue Recognition

AT&S adopted SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective October 1, 2000.  The adoption of SAB 101 did not materially affect the results of operations or financial position. AT&S’ recognition of revenue criteria meet the four criteria enumerated in SAB 101 which are persuasive evidence an arrangement exists, delivery or services rendered, fixed or determinable price and reasonable assurance of collectibility.

AT&S recognizes revenues from sales of containers upon delivery.  Lease and leasing ancillary revenues (supported by rental agreements) and related expenses generated for portable storage units are recognized monthly which approximates a straight-line basis.   Revenues and expenses from the delivery and hauling of portable storage units are recognized when these services are rendered.

For the year ended December 31, 2004, 21.7% of revenues was generated by one customer whose business is retail sales, 8.8% was generated by another customer whose business is the rental of portable storage containers, and 5.7%  was generated by a third customer whose business is transporting freight. For the year ended December 31, 2003, 27% of revenues were generated by one customer whose business is retail sales and 10% was generated by another customer whose business is rental of portable storage containers. There were no significant revenues generated by any one customer in any other category for the year ended December 31, 2003.

3)

Cost of Sales

Cost of sales in the statements of operations includes the cost of units sold on the specific identification method.

4)

Advertising Costs

All advertising is non-direct response advertising and the costs are expensed as incurred.  Those costs for advertising, paid in advance, that extend beyond the year end are recorded as a prepaid expense. Advertising expense was $61,171 and $88,465 in 2004 and 2003, respectively.

5)

Accounts Receivable

Accounts receivable consist of amounts due from customers from the lease or sale of containers and trailers.  The Company records an estimated provision for bad debts and reviews the provision monthly for adequacy.  Specific accounts are written off against the allowance when management determines the account is uncollectible.

6)

Inventory

Inventory consists of transportation and portable storage equipment, and is stated at the lower of cost or market value.  Cost is determined under the specific identification method and market is the lower of replacement cost or net realizable value.

7)

Property, Plant and Equipment and Depreciation

Property, plant and equipment assets are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives for all assets, except for vehicles which use the declining balance method.  Residual values of Revenue Equipment are determined when the property is acquired and range up to 20%.  In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value.  Normal repairs and maintenance to property and equipment are expensed as incurred.  When non-revenue property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets.

For financial reporting purposes, depreciation is recorded over the following useful lives:

Revenue Equipment - Trailers

10 years

Revenue Equipment - Containers

15 years

Vehicles

5 years

Office Equipment

10 years

Information Systems & Equipment

4-10 years

8)

Income Taxes

Beginning on December 31, 2003, AT&S elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. American Trailer elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code as of January 1, 1996. As such the individual shareholders are taxed personally on the results of operations of each company. Therefore, no provision or liability for income taxes is reflected on the books of the company.

9)

Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less when purchased to be “cash equivalents”.

10)

Statements of Cash Flow

The Company uses the “indirect method” of reporting operating cash flows, which, in accordance with SFAS No. 95, Statement of Cash Flows, requires disclosure of certain amounts paid during the reporting periods, including interest and income taxes.

As previously discussed, the Company pays no income taxes because it is a Subchapter S Corporation.

11)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to those statements.  Actual results could differ from those estimates.  The most significant estimates included within the financial statements are the allowance for doubtful accounts, the estimated useful lives and residual values of trailers and containers, property and equipment and other asset impairments.

12)

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.   If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value.  There has not been any recognition of impairment losses during the years ended December 31, 2004 and 2003.

13)

Deferred Loan Fees

Included in other assets are deferred loan financing fees of $50,000 associated with the cost of obtaining new financing from a bank on September 18, 2003.  These fees are being amortized over the term of the related debt (43 months), using the interest rate method, and are included in “interest expense – other” in the statement of operations.

14)

Impact of Recently Issued Accounting Standards

In November 2004, SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, was issued and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67, was issued and becomes effective for financial statements for fiscal years ending after June 15, 2005.

In December 2004, SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, was issued and becomes effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, SFAS No. 123, Accounting for Stock-Based Compensation, was revised and becomes effective for awards granted, modified, repurchased or cancelled in interim or annual reporting periods beginning after December 15, 2005.

None of these Standards are applicable to the operations of the Company at December 31, 2004.

15)

Earnings Per Share

The Company has adopted SFAS No. 128, Earnings per Share.  Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods reported.  Diluted earnings per common share are determined assuming the potential dilution of the exercise of warrants into common stock.

Below are the required disclosures pursuant to SFAS No. 128 for:

Year ended
December 31,
	2004	2003
BASIC:
Common shares outstanding,
beginning of period	984,167	272,573
Effect of weighting shares:
Weighted common shares issued	-	60,437
Weighted average number of
common shares outstanding	984,167	333,010
Net income (loss)	$128,157	$122,607
Earnings (Loss) per share	$0.13	$0.37

DILUTED:
Common shares outstanding,
beginning of period	984,167	272,573
Effect of weighting shares:
Weighted common shares issued	-	60,437
Warrants assumed converted	-	-
Weighted average number of
common and common equivalent
shares outstanding	984,167	333,010
Net income (loss)	$128,157	$122,607
Earnings (Loss) per share	$0.13	$0.37

NOTE C - LONG-TERM DEBT

Long-term debt at the respective dates consist of:
	2004	2003

Note payable to a bank, collateralized by all inventory, chattel paper accounts, all equipment consisting of containers and trailers, vehicles and general intangibles and personal guarantee of the majority shareholder, payable in monthly installments of $24,302 plus interest at 6.19%, due on March 30, 2008. This loan was
refinanced on March 30, 2005 as explained below.	$2,130,011	$1,936,207

Line of credit ($650,000) from a bank, collateralized by all inventory chattel paper, accounts, all equipment consisting of containers and trailers, vehicles and general intangibles and personal
guarantee of the majority shareholder, interest only payable monthly at prime plus .75%, due on March 30, 2006. This loan
was refinanced on March 30, 2005 as explained below.	444,247	164,305

Note payable to a financial institution, collateralized by a pick-up truck, payable in monthly installments of $480, including
interest at 6.99%, due on September 26, 2008.	18,962	-

Notes payable to the majority shareholder, collateralized by trailer equipment and personal guarantees of the remaining shareholders, payable in monthly installments with interest at 15.5%, due on
February 15, 2008. These loans were combined as explained below.	-	68,067

Note payable to the majority stockholder, collateralized by trailer equipment and personal guarantees of the remaining shareholders, payable in monthly installments with interest at 15.5%, due on
February 15, 2008. This loan was combined as explained below.	419,827	444,913
	3,013,047	2,613,492
Less current maturities
Related party	26,066	67,949
Other	296,207	238,599
	$2,690,774	$2,306,944

Bank Financing Arrangements

On September 18, 2003, American Trailer refinanced most of its debt obligations with a $2.0 million bank loan. On January 5, 2004 this note was changed from a promissory note to a reducing revolving line of credit.  On March 30, 2005, the Company again refinanced this revolving line of credit as explained below.

In addition, American Trailer entered into two lines of credit arrangements with the same bank, with interest of prime plus .75% (6% at December 31, 2004 and 4.75% at December 31, 2003) on advances, both of which originally matured on April 15, 2004.  The maturity dates have been subsequently extended twice. On April 23, 2004 the maturity dates of these lines of credit were originally extended to April 15, 2005.  On  March 30, 2005 they were further extended to March 30, 2006.  The first line of credit arrangement in the amount of $500,000 is to be used for the purchase of revenue equipment.  This arrangement increased to $650,000 on November 29, 2004.  There were advances of $444,247 and $164,305 on this line of credit at December 31, 2004 and December 31, 2003, respectively.

The second line of credit in the amount of $250,000 is to be used for working capital purposes.  There were no advances on this line of credit at December 31, 2004 and 2003.

On April 23, 2004 the advances of $164,305 and additional borrowings in fiscal 2004 were transferred to the reducing revolving line of credit, and on March 30, 2005 (date of refinancing) the advances of $444,247 and additional borrowings in fiscal 2005 were also transferred to the reducing revolving line of credit.  The original maturity date of the revolving line of credit was April 15, 2007 and was changed to March 30, 2008.  The monthly payment was increased to $26,690 plus interest of 7.85%.

In addition, on March 30, 2005 the Company entered into an offering line of credit with the same bank in the amount of $150,000 to be used to purchase automobiles.  The interest rate will be the bank’s auto rate at the closing date with principal and interest payable monthly.

The reducing revolving line of credit, the two lines of credit and the offering line of credit are subject to the provisions of a Security Agreement dated September 18, 2003.  Covenants of this Agreement provide for the personal guarantees of the majority shareholder of AT&S and his wife as well as subordination of American Trailer’s debt obligations to the majority shareholder of AT&S.

The agreement also required American Trailer to have a minimum debt service coverage ratio of 1.1 through December 31, 2003 and 1.25 thereafter.  This is to be calculated as EBITDA divided by CMLTD plus interest expense.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization and CMLTD is defined as current maturities of long-term debt, less current maturities of subordinated debt.  On March 30, 2005 the definition of CMLTD is defined as current maturities of long-term debt.

On April 23, 2004 the bank established that American Trailer was to maintain a positive working capital ratio and would exclude the equipment line of credit balance from this calculation.  On March 30, 2005 the ratio requirements were changed to also exclude the current maturities of subordinated debt from the ratio.

The maximum debt to net worth ratio of 4:1 is to be calculated as Total Liabilities less subordinated debt to Total Net Worth plus subordinated debt. This will be reviewed and tested annually from audited financial statements. There were no changes in this requirement on March 30, 2005.

In addition, there are other requirements with respect to the timely submission of financial statements and tax returns to the lender.

The Company was in compliance with all covenants (as amended) as of the required measurement dates of December 31, 2004 and 2003.

Shareholder Financing Arrangements

The note payable to the majority shareholder, of $419,827 at December 31, 2004 and $444,913 at December 31, 2003 is subordinate to the bank loan. This loan was originally due January 1, 2004 and then extended to January 1, 2005.  On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest was February 15, 2008.  This loan agreement was amended March 15, 2005.  The amended agreement requires monthly payments of interest only and the principal amount is due April 15, 2006.

The aggregate amounts of maturities for all long-term borrowings are as follows:

                               Year Ending                                        Long-term Debt

      December 31

                                 Requirements

2005

            $    322,272

2006

            $    690,299

2007

            $ 1,552,031

2008

$       4,197

2009

$       -

NOTE D – COMMITMENTS

     American Trailer leases office and yard space at 3505 Manchester Trafficway, Kansas City, Missouri, from an unrelated party at $13,000 per month. In April, 2005, the rent will increase to $14,000 per month.  The lease expires on March 31, 2009.  Rent expense on this property was $156,000 for each of the years ended December 31, 2004 and 2003.

     In addition, American Trailer leases various facilities and yard space on a monthly basis from various other companies.  Related rent expense was $ 44,480 and $45,664 for the years ended December 31, 2004 and 2003, respectively.

    Future minimum rental commitments are as follows:

                                    Year Ended

          December 31,

  Amount

                                      2005

 $165,000

                                      2006

 $168,000

                                      2007

             $177,000

                                      2008

             $180,000

                                      2009

             $  45,000

NOTE E - RETIREMENT PLAN

A Simple IRA Plan to which both American Trailer and eligible employees contribute was established on March 2, 1997.  Employee contributions, which are based upon compensation, are voluntary and cannot exceed the annual maximum amount allowed by the Internal Revenue Code.  American Trailer matches 100% of employee contributions up to 3% of employee compensation.  Retirement contribution expense was $16,384,  and $9,572 for the years ended December 31, 2004, and 2003, respectively.

NOTE F – COMMON STOCK WARRANT

The majority shareholder has readily lent money over the years to American Trailer when other sources of financing were not available.  As a result, on July 8, 2003, American Trailer issued a warrant to the majority stockholder entitling him to purchase 711,594 shares of common stock from the Company, par value $.001 per share, at 4.5 times the previous fiscal years audited EBITDA. The purchase price was $.4428 per share.  The warrant had an expiration date of December 31, 2003.

The warrant was exercised on December 1, 2003 resulting in 711,594 shares being issued for total proceeds of $315, 087.

Using the Black-Scholes option-pricing model, the fair value of the warrant granted at July 8, 2003 was $.212 per share, or $150,858. The value of the warrant was expensed to “Common stock warrant expense-related party” in the accompanying Statement of Operations for the year ended December 31, 2003. As of the grant date of the warrant, the related debt was due January 1, 2004.

The above disclosures are not likely to be representative of the effect on reported net earnings or earnings per share for future years because the warrant was a one-time grant, and was exercised less than six months after being issued.

NOTE G – STOCK OPTION AND INCENTIVE PLAN

On January 5, 2004, the Company established a Stock Option and Incentive Plan, (the Plan), covering all employees of the Company and its affiliates.  The Plan is designed to attract, retain and motivate individuals (employees, directors, consultants and advisors) for the purpose of devoting themselves to the future success of the Company.  All employees, members of the Board of Directors, consultants and advisors shall be eligible to participate in the Plan, subject to the discretionary approval of the Board of Directors.

The aggregate maximum number of shares for which stock, stock appreciation rights or options may be granted pursuant to the plan is 5,000,000. Specific terms of each grant are to be determined by the Board at the date of each grant. The plan was adopted and approved on January 5, 2004.

No stock, stock appreciation rights or options have been granted at December 31, 2004.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Annual Report on Form 10-KSB.  There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting.

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

ITEM 8b.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SCTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of our company, including their ages as of the date of this annual report to shareholders, are as follows:

NAME	AGE	POSITION

Richard G. (Dick) Honan	69	Chairman of the Board of Directors, Chief Executive Officer, and Treasurer

Jeffrey N. Orr	42	Director and President

Richard G. (Rick) Honan II	34	Director, Chief Financial Officer, and Secretary

Our by-laws provide for the Board of Directors to be composed of three directors. Each director serves until the next annual shareholders’ meeting and thereafter until his or her successor is duly elected and qualified. Board members receive no compensation for service as a Board Member; however reasonable costs and expenses for attending Board meetings are reimbursed.  Our Board of Directors, on an annual basis in conjunction with the annual shareholders’ meeting, appoints our executive officers.

RICHARD G. (DICK) HONAN- Mr. Honan received a Bachelor of Arts degree from the University of Kansas.  Mr. Honan has been the Chairman of the Board of Directors, Chief Executive Officer and Treasurer of AT&S Holdings, Inc. since its formation (December 2003).He was one of the original founders of our subsidiary, American Trailer & Storage, Inc. in 1994 and has served as its Chief Executive Officer, Treasurer and Chairman of the Board of Directors since its inception (May 1994).  Mr. Honan also served in the United States Marine Corps.  Mr. Honan is the founder and Chairman of the National Portable Storage Association (NPSA), a not-for-profit industry association that currently has over 200 member companies.  Mr. Honan has owned and operated several small to medium sized companies, including a manufacturers’ representative company, a proprietary trade school that trained persons for the trucking industry and a truck service and repair center.  Mr. Honan has never been a director or officer of any other public reporting company. Mr. Honan is the father of Richard G. Honan II, who is our Chief Financial Officer, Secretary and a member of the Board of Directors.  He is also currently the President of Capital Enterprises, II, a real estate and finance company owned by him and his wife since formation in 1991.  He has not been involved with any other companies during the past ten years.

JEFFREY N. ORR- Mr. Orr attended Mississippi State University.  Mr. Orr has been a member of the Board of Directors and President of AT&S Holdings, Inc. since its formation (December 2003). He was one of the original founders of our subsidiary, American Trailer & Storage, Inc. in 1994 and has served as its President and Member of the Board of Directors since its inception (May 1994).  Mr. Orr was employed by Transport International Pool (“TIP”), from 1987 through 1994.  TIP, a subsidiary of General Electric, rents and leases semi-trailers to fleet and transportation users.  Mr. Orr’s duties included managing both sales and operations of the Kansas City branch.    Mr. Orr has never been a director or officer of any other public reporting company.

RICHARD G. (RICK) HONAN II- Mr. Honan received a Bachelor of Arts degree from the University of Kansas through a Naval Reserve Officer’s Training Corps (NROTC) Scholarship and attended the University of Maryland’s Business School.  Mr. Honan has been a member of the Board of Directors, Chief Financial Officer and Treasurer of AT&S Holdings, Inc. since its formation (December 2003), and has served as the Chief Financial Officer, Secretary and a member of the Board of Directors of our subsidiary, American Trailer & Storage, Inc., since 2001.  American Trailer has employed Mr. Honan since 1999.  He has worked in operations and sales, and is currently involved with marketing, information systems management, and finance.  Mr. Honan also served on active duty in the United States Navy as a Supply Officer from 1994-1999 and continues to serve in the reserves.  Mr. Honan, who holds the rank of Lieutenant Commander, was recalled to active duty in 2003 for six months and served in the Middle East.  Mr. Honan has never been a director or officer of any other public reporting company.  Mr. Honan is the son of Richard G. Honan, who is our Chief Executive Officer and the Chairman of the Board of Directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT

     The Company's Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.  Richard G. Honan II qualifies as a financial expert, however does not qualify as independent.  The Company has not expanded the board of directors to add additional independent directors pending successful completion of the issuance of registered shares of our common stock.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

     o    Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o    Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

     o    Compliance with applicable governmental laws, rules and regulations;

     o    The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     o    Accountability for adherence to the code.

 We have adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Board of Directors Compensation

See Item 10, Executive Compensation Summary Table

Terms of Office

Our directors may be appointed for terms of one, two or three years.  Our current Board members will continue to retain their position until the next annual shareholders meeting.

Section  16(a)  Beneficial Ownership Reporting Compliance

The following table provides information concerning the beneficial ownership of Common Stock as of the date of the Prospectus, for (a) each person known to us to be a beneficial owner of the Common Shares in excess of 5%; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT--Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

Name and address of beneficial owner (1)	Number of shares	Percentage of ownership

Richard G. (Dick) Honan 3505 Manchester Trfwy. Kansas City, Missouri 64129	856,200	87.0%

Jeffrey N. Orr 3505 Manchester Trfwy. Kansas City, Missouri 64129	124,121	12.6%

Richard G. (Rick) Honan II 3505 Manchester Trfwy. Kansas City, Missouri 64129	3,846	0.4%

All directors and executive officers as a group (3 people)	984,167	100.0%

(1)

The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission. Accordingly they may include securities owned by or for, among others, the spouse and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

     The Company's executive officers and directors are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission as required under Section 16(a) of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year the Company’s officers and directors were in compliance with their Section 16 filing obligations.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation we paid during each of our last three fiscal years to our Chief Executive Officer and to the other two executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Other annual compensation	Long-term Compensation	All other compensation
Richard G. (Dick) Honan, CEO, Chairman & Treasurer	2004	$83,077				$ 7,321 [a]
	2003	$11,931	-	-	-	$ 159,613 [b]
	2002	$10,000	-	-	-	-

Richard G. (Rick) Honan II, CFO, Board member & Secretary	2004	$77,884				$ 674 [a]
	2003	$36,923	-	-	-	$ 248 [a]
	2002	$45,208	-	-	-	-

Jeffrey Orr, President and Board member	2004	$83,077	-	-	-	$ 5,275 [a]
	2003	$45,953		-	-	$ 3,178 [a]
	2002	$28,000	$112,010	-	-	-

                 -----------------------------------------

[a] Represents the personal usage of Company automobiles.

[b] Includes the personal usage of Company automobile aggregating $8,755 and $150,858 representing the estimated value of common stock purchase warrants granted to Mr. Honan on July 8, 2003.

Options Grants

On January 5, 2004, the Company established a Stock Option and Incentive Plan, (the Plan), covering all employees of the Company and its affiliates.  The Plan is designed to attract, retain and motivate individuals (employees, directors, consultants and advisors) for the purpose of devoting themselves to the future success of the Company.  All employees, members of the Board of Directors, consultants and advisors are eligible to participate in the Plan, subject to the discretionary approval of the Board of Directors. The maximum number of shares, which may be granted pursuant to the Plan, is 5,000,000. Specific terms of each grant are to be determined by the Board at the date of each grant. As of December 31, 2004, no awards or grants under this plan have been granted or approved by the Board of Directors.

EMPLOYMENT AGREEMENTS

All of the officers and employees of the company, excluding drivers, have executed employments agreements.  All of these agreements are substantially similar.  The terms of the employment agreements are effective on the date of the agreements and continue until written cancellation is given by either the officer/employee or the company.  The agreements define the employment duties of the officer or employee and establish the compensation.  Additionally, each employment agreement contains confidentiality and noncompetitive provisions that survive the termination of employment ranging from eighteen months to thirty-six months.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning the beneficial ownership of Common Stock as of the date of the Prospectus, for (a) each person known to us to be a beneficial owner of the Common Shares in excess of 5%; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT--Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

Name and address of beneficial owner (1)	Number of shares	Percentage of ownership

Richard G. (Dick) Honan 3505 Manchester Trfwy. Kansas City, Missouri 64129	856,200	87.0%

Jeffrey N. Orr 3505 Manchester Trfwy. Kansas City, Missouri 64129	124,121	12.6%

Richard G. (Rick) Honan II 3505 Manchester Trfwy. Kansas City, Missouri 64129	3,846	0.4%

All directors and executive officers as a group (3 people)	984,167	100.0%

The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission. Accordingly they may include securities owned by or for, among others, the spouse and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan category
Number of securities to be issued upon exercise of outstanding options, warrants and rights. (Column a)
Weighted-average exercise price of outstanding options, warrants and rights (Column b)
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (Column c)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	5,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	5,000,000

ITEM 12- CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

Richard G. Honan has loaned amounts to our Company on several occasions.  The outstanding balances of such borrowings aggregated $512,863 as of December 31, 2003.  Such borrowings bear interest at 15.5%, and have been subordinated to other lenders.  On July 15, 2004, Mr. Honan agreed to combine the three notes owed to him.  The new note has a due date of February 15, 2008.  On August 12, 2004 the combined note had an outstanding balance of $461,100 and bearing interest at 15.5%.  Our company agreed to pay monthly payments of $14,000 for 42 months beginning August 15, 2004 and a final payment of $16,442 on February 15, 2008. On December 31, 2004 the new note had a balance of $419,827.  This loan agreement was amended March 15, 2005.  The amended agreement requires monthly payments of interest only and the principal amount is due April 15, 2006.

 Due to bank financing covenants, the principle owner cannot be repaid the balance of the subordinated note if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

On December 31, 2003 the Board of Directors approved and completed a stock exchange agreement with American Trailer & Storage, Inc.  The Board of Directors, Officers and shareholders of AT&S and American Trailer were identical at the date of the transaction and therefore the companies were under common control.  The exchange agreement provided for the Company to issue 984,167 shares of its common stock for 100% of the outstanding shares of American Trailer & Storage, Inc.  Subsequent to that transaction, AT&S Holdings, Inc. became the parent of American Trailer.

ITEM 13.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
--------------	-----------------------------------------------------------

3.01 *	Articles of Incorporation of Company

3.02 *	Bylaws of Company

10.01*	Form of container rental agreement

10.02*	Form of trailer rental agreement

10.03*	Lease agreement dated February 21, 2002 by and between Financial Credit Corporation D/B/A American Trailer & Storage and Manchester Properties, LLC

10.04	$2,534,796 term loan agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank

10.05	$650,000 equipment purchase line of credit agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank

10.06	$250,000 working capital line of credit agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank

10.07	Business Loan Agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank

10.08*	Commercial Security Agreement dated September 18, 2003 by and between Financial Credit Corporation D/B/A American Trailer & Storage, Inc. and Commercial Federal Bank

10.09*	Commercial Guarantee Agreement dated September 18, 2003 by and between Financial Credit Corporation D/B/A American Trailer & Storage, Inc., Richard G. Honan and Commercial Federal Bank

10.10*	Exchange agreement dated December 31, 2003 by and between Richard G. Honan and AT&S Holdings, Inc.

10.11*	Exchange agreement dated December 31, 2003 by and between Richard G. Honan II and AT&S Holdings, Inc.

10.12*	Exchange agreement dated December 31, 2003 by and between Jeffrey N. Orr and AT&S Holdings, Inc.

10.13	Subordinated loan agreement dated March 15, 2005 by and between Richard G. Honan and AT&S Holdings, Inc.

14.01	Code of Ethics

21.01 *	Subsidiaries of the registrant

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

---------------------------

*

Incorporated herein from and previously filed with the Commission (Registration Statement No. 333-111715)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $35,019and $40,519, respectively.

Audit-Related Fees.

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

Tax Fees.

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $1,080 and $3,496, respectively. These fees related to the preparation of federal and state income tax returns.

All Other Fees.

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003.

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2004, were approved by the Board of Directors.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow timely decisions regarding required disclosures.  Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation as to the effectiveness of the design and operation of these disclosures controls and procedures.  Our chief executive officer and chief financial officer concluded that, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in Internal controls.  Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

       SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&S HOLDINGS, INC.

Date: March 31, 2005

By:

/s/ Richard G. Honan

Richard G. Honan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2005	/s/ Richard G. Honan
Richard G. Honan, Chairman, Chief Executive Officer

March 31, 2005	/s/ Jeffrey N. Orr
Jeffrey N. Orr, President, Chief Operating Officer

March 31, 2005	/s/ Richard G. Honan, II
Richard G. Honan, II; Vice-President, Chief Financial Officer

March 31, 2005	/s/ Jack M. Lamb
Jack M. Lamb, Controller