Form 10QSB
period 2005-03-31
AT&S HOLDINGS INC
filed 2005-05-13
CIK 1273197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class

 Shares Outstanding

5/13/2004          Common stock - $ .001 par value             984,167

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND MARCH 31, 2005 (unaudited)

ASSETS:

	December 31, 2004	March 31, 2005
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$55,690	$26,106
Accounts and notes receivable
Customers	524,530	384,123
Other	7,987	5,969
	532,517	390,092
Allowance for doubtful accounts	63,600	63,600
	468,917	326,492
Inventory	9,255	26,544
Prepaid expenses	152,434	131,858
Total Current Assets	686,296	511,000

PROPERTY AND EQUIPMENT - AT COST

Revenue equipment
4,011,756

4,021,773
Delivery equipment	212,376	212,376
Vehicles	264,479	244,036
Information systems and equipment	198,406	202,092
Office equipment	19,238	20,222
Leasehold improvements	66,011	66,011
	4,772,266	4,766,510
Accumulated depreciation	1,397,584	1,455,075
	3,374,682	3,311,435
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	23,252	26,566
	26,748	23,434
	36,858	33,544
Total Assets	$4,097,836	$3,855,979

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:	December 31, 2004	March 31, 2005
	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$26,066	-
Current maturities of long-term debt - other	296,207	324,942
Accounts payable
Trade	275,977	136,805
Sales tax payable	28,220	30,391
	304,197	167,196
Accrued liabilities
Salaries	10,451	16,866
Payroll taxes and other	1,013	1,290
Interest payable	10,072	3,627
Security deposits	500	500
Property taxes	-	2,250
Defined contribution plan payable	5,801	-
	27,837	24,533
Total Current Liabilities	654,307	516,671

LONG-TERM DEBT, less current maturities
Related party	393,761	393,761
Other	2,297,013	2,227,696
	2,690,774	2,621,457

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
984,167 shares and 272,774	984	984
Additional paid-in capital	1,031,790	1,031,790
Accumulated deficit	(280,019)	(314,923)
	752,755	717,851
Total Liabilities and Stockholders’ Equity	$4,097,836	$3,855,979

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 (unaudited) AND 2005 (unaudited)

THREE MONTHS ENDED (unaudited)

	March 31, 2004	March 31, 2005
REVENUE:
Equipment sales	$80,215	$160,300
Equipment rental	479,610	426,447
Drayage	93,244	110,223
Maintenance	-	5,797
Other	12,900	8,994
Total revenue	665,969	711,761

COST OF SALES:
Equipment	54,118	80,149
Equipment rental	144,966	74,743
Depreciation	64,910	76,374
Drayage	61,529	83,834
Maintenance	2,227	4,958
Total cost of sales	327,750	320,058
Gross profit	338,219	391,703

COSTS AND EXPENSES:
Selling, general and administrative expenses	329,411	346,882
Depreciation expense	26,024	21,986
	355,435	368,868
Operating profit (loss)	(17,216)	22,835

OTHER INCOME (EXPENSE):
Interest expense – related party	(19,474)	(15,848)
Interest expense – other	(33,115)	(43,359)
Gain on sale of non-revenue equipment	(5,603)	451
Other income (expense)	5,584	1,017
	(52,608)	(57,739)

Net income (loss)	$ (69,824)	($34,904)

BASIC net earnings (loss) per share	($0.07)	($0.04)
Weighted average shares outstanding	984,167	984,167

DILUTED net earnings (loss) per share	($0.07)	($0.04)
Weighted average shares outstanding	984,167	984,167

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2005 (unaudited)

Common Stock	Additional	Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2005	984,167	$984	$1,031,790	$(280,019)	$ 752,755

Net loss for the period	-	-	-	(34,904)	(34,904)

Balance at March31,2005 (unaudited)	984,167	$984	$1,031,790	$(314,923)	$717,851

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 (unaudited) AND 2005 (unaudited)

THREE MONTHS ENDED (unaudited)
	March 31, 2004	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	($69,824)	($34,904)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(3,109)	(55,713)
Depreciation	90,934	98,360
Provision for losses on accounts receivable	3,418	1,172
Change in operating assets (liabilities):
(Increase) decrease in accounts and notes receivable	79,128	141,253
(Increase) decrease in prepaid expenses	66,380	3,287
(Increase) decrease in deferred loan fees (net)	3,612	3,314
Increase (decrease) in accounts payable and accrued liabilities	(45,480)	(140,305)
Net cash and cash equivalents provided by operating activities	125,059	16,464

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	-
Proceeds from sale of equipment	45,367	128,050
Purchase of property and equipment	(540,362)	(107,450)
Net cash and cash equivalents provided (used) in investing activities	(494,995)	20,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	403,650	66,792
Principal payments on long-term debt	(231,219)	(133,440)
Sub S distributions	-	-

Net cash and cash equivalents provided (used in) financing activities	172,431	(66,648)

INCREASE (DECREASE) IN CASH	(197,505)	(29,584)
Cash - beginning of period	242,714	55,690

Cash - end of period	$45,209	$ 26,106

Interest paid during the period:
Related party	$19,581	$15,934
Other	$32,081	$46,212
Total interest	$51,662	$62,146

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited) and 2005 (unaudited)

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

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered 100,000 shares of common stock for sale to the public.  The net proceeds of these shares (approximately $45,000 assuming all shares are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on November 12, 2004.  The offering of shares is not underwritten and is being sold on a best-efforts basis.  The Company has begun offering the shares but has not issued any such securities as of May 13, 2005.  There can be no assurance that the Company will be successful in selling the shares to the public.

The Company also filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission has not declared the registration statement effective as of May 12, 2005.  The offering of the notes is not underwritten and is being sold on a best-efforts basis.  There can be no assurance that the Securities and Exchange Commission will declare the offering effective.

INTERIM FINANCIAL STATEMENTS.  The Company is providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of March 31, 2005, and for the three months ended March 31, 2004 and 2005. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's Annual Report to Shareholders on Form 10KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month periods ended March 31, 2005, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005.

The effects of inter-company transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

FORWARD-LOOKING STATEMENTS

THIS FORM 10QSB CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED, IN THE SECTION CAPTIONED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS " AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this quarterly report on Form 10QSB and in our annual report to shareholders on Form 10KSB.

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

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 600 customers in 71 different industries. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, to handle peaks in shipping cycles and to transport material to and from customers’ or their construction job sites. Our largest customer, Wal-Mart, constituted 21.7% of our revenues in 2004.  During the three months ended March 31, 2005, Wal-Mart represented 18.6% of our revenues. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis.  Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location.  No single store accounts for more than 5% of our revenues.  In general, a Wal-Mart store rents equipment on a four-week minimum term for $90-$135 per four weeks depending on the type of unit and the quantity of containers rented by the particular store.  The store also pays delivery and pick-up charges between $75-$400 each way depending on the distance of the store from our location.  Our second largest customer, Mobile Storage Group (MSG), accounted for 8.8% of our revenues in 2004. For the three months ended March 31, 2005, MSG represented 10.4% of our revenues. MSG rents equipment from AT&S and then re-rents the equipment to other companies, primarily in the retail industry.  MSG rents our equipment on a unit-by-unit, short-term basis; rental and trucking rates vary by location of rental.  No single rental location constitutes more than 1% of our revenue.  In general, MSG rents equipment on a four-week minimum term to service their customers for $90-$135 per four weeks depending on the type of unit and the quantity of units rented at each location.  MSG also pays delivery and pick-up charges between $75-$400 each way depending on the distance of the customer from one of our locations.  Rental and trucking rates are quoted and confirmed at issuance of purchase order by MSG.

We primarily obtain our portable storage units by purchasing new and used ocean-going containers from the international shipping industry and purchasing new and used trailers from the trucking industry. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving. In addition to our rental operations, we sell new and used portable storage units and provide ancillary services.

Our primary revenue source is the rental and sale of portable storage and transportation units with our focus being on the rental rather than sale of such equipment.

Three months ended March 31, 2005 versus March 31, 2004

Revenues totaled $712,000 for the three months ended March 31, 2005.  The increase of $46,000 versus the same period in 2004 represents a 6.9% increase.  Approximately 77.5%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).  Approximately 2.5%, or $160,000, of total revenues was derived from the sale of equipment, compared to $80,000, or 12.0% of total revenues during the same period in 2004.  A significant increase in demand for equipment purchases from companies in varied industries is primarily responsible for the increase the sales of equipment.

The company generated rental revenues of $426,000 during the three month period ending March 31, 2005, versus $480,000 during the same period in 2004.  The decrease in rental revenue of $53,000, or 11.1%, was a result of the company had fewer over-the-road type equipment rented during the period versus the previous year due to the company’s decision to focus on renting storage and cartage type equipment.   Although the storage and cartage type equipment generate less revenue per unit, the gross margins are higher.  We experienced a general increase in rental demand for our storage and cartage type products and we expect this trend to continue.  Drayage (trucking) revenue increased $17,000, or 15.5%, to $110,000 during the three-month period versus the previous year.  This increase is due to the increase in rental activity of storage and cartage type equipment which customers generally do not have the equipment to pick-up or deliver themselves versus the over-the-road type equipment, which customers generally do provide their own trucking.  We anticipate that drayage rates will hold steady.

Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment; late fees, damage-waiver fees and property tax fees increased $1,900, or 14.7% due primarily to a general increase in repair charges for customer damages to equipment.

Cost of sales for the three months ended March 31, 2005 totaled $320,000, a decrease of 2.3%, as compared to the same period 2004.  Cost of sales represented 45.0% of total revenues for the period versus 49.2% during the same period 2004.  The cost of equipment sold increased $26,000 or 48.1% due to the increase in equipment sales.  Gross margins on equipment sales increase from 32.5% to 50.0% due to high demand and limited supply.  We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand and steel prices remain high.  Equipment rental expense, which includes routine rental fleet maintenance not charged to customers, rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, decreased by $70,000, or 48.4%, for the period. The decrease was primarily due to the decrease in number of over-the-road semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2004.  The company expects to lower this expense in aggregate and as a percentage of overall revenue by purchasing suitable semi-trailers when available to replace those rented from third parties and to continue focusing on storage and cartage type equipment, which requires less maintenance.

Depreciation expense will increase as a result of purchasing more equipment to replace equipment rented from third parties, but the overall costs of goods sold will be reduced as monthly depreciation expenses are much less than rental expenses of similar equipment.  Depreciation expenses increased $11,000, or 17.7%, due to an increase of owned units in the rental fleet.  Drayage expenses increased $22,000, or 36.3% during the period due to the increase in drayage revenues and increased fuel, labor rates, and trucking rates paid to third parties for drayage of company equipment.  Drayage expenses will likely further increase during the upcoming 12 months due to rising fuel expenses, however, the company purchased two additional tractors at the end of the period and this should result in a reduction in expenses as the company will likely reduce the amount spent on tractor rental and third party trucking expenses.  The company’s three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $53,000, or 15.8%, during the three months ended March 31, 2005 versus 2004, representing 55.0% of total revenues and totaling $392,000.  As the availability of new and used shipping containers decreases, the company will continue to be able to command higher prices for our equipment, however, this will also cause the company to pay higher prices for its equipment sold.  The company’s focus on renting cartage and storage equipment versus over the road equipment should also keep gross margins above 55%.  The company anticipates that the gross margin will remain between 55 to 60% for the remainder of 2005.

Operating expenses increased $13,000, or 3.8%, during the three month period ended March 31, 2005 versus the same period in 2004.  Operating expenses represented 51.8% of total revenues versus 53.4%.  The increase is primarily due to an increase in salaries, health insurance, rent (due to the expanded fleet size) and an increase in advertising.  Depreciation expense decreased by $4,000, or 15.5% due to an increase in the age and a decrease in the number of company automobiles.  The company expects operating expenses to be under 45% of total revenues for 2005, as we plan to increase the number of rental units in the fleet and the number of units on rent at any given time, without marginally increasing operating expenses.  The remaining three quarters will likely see increased revenues, as in years past, and the company is not likely to significantly increase monthly operating expenses beyond first quarter’s level.

Interest expense increased  $7,000 or 12.6%, during the three months ended March 31, 2005 versus the same period in 2004 to $59,000.  Interest expense constituted 8.3% of total revenues versus 7.9% in the first three months of 2004.  This increase is primarily due to a increase the amount of bank debt lent to the company for purchases of new equipment and to an increase in interest rates on our lines of credit.  The company expects interest expenses to increase as it expands its fleet through and increases borrowing.                                                               -9-

The company had a net loss of $35,000 for the three-month period ended March 30, 2005 versus $70,000 for the same period in 2004.  Net losses represented -4.9% of total revenues for the period versus -10.5% of total revenues during the same period in 2004.  The main reason for the decrease in losses is the decrease in the cost of goods as described in that section above and the resulting increase in gross profits.  The company anticipates a positive net income for 2005 as gross profits historically increase each quarter and operating expenses should remain relatively stable.

Liquidity and Capital Resources

Growing our rental fleet is very capital intensive.  The amount of capital needed is dependent on the number of units we plan to purchase in a given period to continue growth and in building the support infrastructure to support such growth.  Over the past eighteen months, our rental fleet of owned equipment has grown by approximately 20%.  Additionally, we’ve sold older rental equipment and replaced those sold with newer units.  Purchases of new equipment have primarily been funded through cash generated from operations and borrowing from our bank a collateralized basis.

The note payable to the majority shareholder, of $393,761 at March 31, 2005 and $419,827 at December 31, 2004 is subordinate to the bank loan. This loan was originally due January 1, 2004 and then extended to January 1, 2005.  On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest was February 15, 2008.  This loan agreement was amended March 15, 2005.  The amended agreement requires monthly payments of interest only and the principal amount is due April 15, 2006.

Three months ended March 31, 2005 versus March 31, 2004

Operating Activities: Cash provided by operating activities for the three-month period ended March 31, 2005 was approximately $16,000 compared to $125,000 during the same period in 2004.  The decrease is mainly due to a decrease in payables and accrued liabilities of $140,000.  We expect that operating activities will continue to be a source of cash during the remainder of 2005.

Investing Activities:  Net cash provided by investing activities during the period was approximately $21,000.  This was the result of the purchase of $107,000 of equipment and proceeds from the sale of equipment of $128,000.  This compares to approximately $495,000 net cash used by investing during the same period in 2004 as a net result of proceeds received from the sale of equipment versus the purchase, $45,000 versus $540,000 respectively.  We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers.  We anticipate that the purchase of new equipment will continue to outpace sales by approximately $300,000 during the remainder of 2005.

 Financing Activities:  Net cash used by financing activities was $67,000 during the period versus $172,000 provided during the same period in 2004.  Approximately $67,000 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations.  Approximately $133,000 was used to pay down principle of long-term senior and subordinated debt.  The company anticipates financing activities will provide cash during the remainder of 2005 (primarily from utilizing existing bank financing lines of credit) for the purposes of supplementing equipment purchases.

Banking Arrangements

On September 18, 2003, American Trailer refinanced most of its debt obligations with a $2.0 million bank loan. On January 5, 2004 this note was changed from a promissory note to a reducing revolving line of credit.  On March 30, 2005, the Company again refinanced this revolving line of credit as explained below.

In addition, American Trailer entered into two lines of credit arrangements with the same bank, with interest of prime plus .75% (6.5% at March 31, 2005) on advances, both of which originally matured on April 15, 2004.  The maturity dates have been subsequently extended twice. On April 23, 2004 the maturity dates of these lines of credit were originally extended to April 15, 2005.  On  March 30, 2005 they were further extended to March 30, 2006.  The first line of credit arrangement in the amount of $500,000 is to be used for the purchase of revenue equipment.  This arrangement increased to $650,000 on November 29, 2004.  There were no advances on this line of credit at March 31, 2005.

The second line of credit in the amount of $250,000 is to be used for working capital purposes.  There were no advances on this line of credit at March 31, 2005.

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

The reducing revolving line of credit, the two lines of credit and the offering line of credit are subject to the provisions of a Security Agreement dated September 18, 2003.  Covenants of this Agreement provide for the personal guarantees of the majority shareholder of the company and his wife as well as subordination of the company’s debt obligations to the majority shareholder.

The agreement also required the company to have a minimum debt service coverage ratio of 1.1 through December 31, 2003 and 1.25 thereafter.  This is to be calculated as EBITDA divided by CMLTD plus interest expense.  EBITDA is defined as earnings before interest, taxes, depreciation, and amortization and CMLTD is defined as current maturities of long-term debt, less current maturities of subordinated debt.

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

In addition, there are other requirements with respect to the timely submission of financial statements and tax returns to the lender.  The Company was in compliance with all covenants as of the required measurement dates of December 31, 2004.

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

To be calculated as EBITDA/CMLTD + interest expense.  EBITDA (Earnings before interest, taxes, depreciation, and amortization) will be calculated as operating income (before interest and taxes) plus any depreciation or amortization expenses.

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

Should the company not meet the required covenants or ratios, the terms of the business loan agreement state that the company would be in default of the agreement and at Lender’s option all indebtedness immediately will be due and payable.

The company’s trailing twelve month debt service coverage ratio for the period ended March 31, 2005 is 1.45 : 1.  The company projects this ratio to be greater than 1.33 for year-end.

As of March 31, 2005 the company’s working capital ratio was 2.67.

As of March 31, 2005 the company’s debt-to-equity ratio was 2.47.

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

The credit facilities provide us with both short and long-term liquidity, the flexibility to acquire revenue equipment on an as needed basis, and lower our overall capital costs.

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

The Company also filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission has not declared the registration statement effective as of May 12, 2005.  The offering of the notes is not underwritten and is being sold on a best-efforts basis.  There can be no assurance that the Securities and Exchange Commission will declare the offering effective.

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

AT&S HOLDINGS, INC.
May 13, 2005	/s/ Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
May 13, 2005	/s/ Richard G. Honan II
Richard G. Honan II, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)