Form 10QSB
period 2005-06-30
AT&S HOLDINGS INC
filed 2005-08-18
CIK 1273197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

=================================================================================================

AT&S HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

20
ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	20
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5 - OTHER INFORMATION	21
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:

	December 31, 2004	June 30, 2005
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$55,690	$60,458
Accounts and notes receivable
Customers	524,530	446,645
Other	7,987	5,612
	532,517	452,257
Allowance for doubtful accounts	63,600	63,600
	468,917	388,657
Inventory	9,255	17,844
Prepaid expenses	152,434	108,078
Total Current Assets	686,296	575,037

PROPERTY AND EQUIPMENT - AT COST

Revenue equipment
4,011,756

4,217,298
Delivery equipment	212,376	271,003
Vehicles	264,479	244,036
Information systems and equipment	198,406	203,388
Office equipment	19,238	20,222
Leasehold improvements	66,011	66,011
	4,772,266	5,021,958
Accumulated depreciation	1,397,584	1,527,403
	3,374,682	3,494,555
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	23,252	29,797
	26,748	20,203
	36,858	30,313
Total Assets	$4,097,836	$4,099,905

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:

	December 31, 2004	June 30, 2005
CURRENT LIABILITIES	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$26,066	$366,673
Current maturities of long-term debt - other	296,207	325,025
Line of credit	-	369,458
Accounts payable
Trade	275,977	144,574
Sales tax payable	28,220	31,719
	304,197	176,293
Accrued liabilities
Salaries	10,451	26,469
Payroll taxes and other	1,013	2,025
Interest payable	10,072	3,063
Security deposits	500	500
Property taxes	-	4,500
Defined contribution plan payable	5,801	-
	27,837	36,557
Total Current Liabilities	654,307	1,274,006

LONG-TERM DEBT, less current maturities
Related party	393,761	-
Other	2,297,013	2,173,099
	2,690,774	2,173,099

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
984,167 shares	984	984
Additional paid-in capital	1,031,790	1,031,790
Accumulated deficit	(280,019)	(379,974)
	752,755	652,800
Total Liabilities and Stockholders’ Equity	$4,097,836	$4,099,905

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED (unaudited)	SIX MONTHS ENDED(unaudited)
June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
REVENUE:
Equipment sales	$123,408	$177,098	$203,623	$337,398
Equipment rental	506,567	486,940	986,177	913,387
Drayage	87,052	80,173	180,296	190,396
Maintenance	15,377	9,044	18,786	14,841
Other	15,067	8,128	24,558	17,122
Total revenue	747,471	761,383	1,413,440	1,473,144

COST OF SALES:
Equipment	89,384	120,472	143,502	200,621
Equipment rental	89,433	51,586	184,545	94,668
Depreciation	81,009	81,556	145,919	157,930
Drayage	99,898	64,314	161,427	148,148
Maintenance	45,410	66,551	97,490	103,170
Total cost of sales	405,134	384,479	732,883	704,537
Gross profit	342,337	376,904	680,557	768,607

COSTS AND EXPENSES:
Selling, general and administrative expenses	278,839	350,806	604,639	697,688
Depreciation expense	19,717	21,726	45,741	43,712
	298,556	372,532	650,380	741,400
Operating profit (loss)	43,781	4,372	30,177	27,207

OTHER INCOME (EXPENSE):
Interest expense – income	4	76	7	125
Interest expense – related party	(24,303)	(14,655)	(43,777)	(30,503)
Common stock warrant expense –related party	-	-	-	-
Interest expense – other	(40,845)	(57,098)	(77,572)	(100,457)
Gain (Loss) on sale of non-revenue equipment	(902)	-	(4,701)	451
Other income (expense)	1,571	2,254	7,934	3,222
	(62,671)	(69,423)	(118,109)	(127,162)

Net Earnings (Loss)	($18,890)	($65,051)	($87,932)	($99,955)

BASIC net earnings (loss) per share	($0.02)	($0.07)	($0.09)	($0.10)
Weighted average shares outstanding	984,167	984,167	984,167	984,167

DILUTED net earnings (loss) per share	($0.02)	($0.07)	($0.09)	($0.10)
Weighted average shares outstanding	984,167	984,167	984,167	984,167

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2005 (unaudited)

Common Stock	Additional	Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2005	984,167	$984	$1,031,790	$(280,019)	$ 752,755

Net loss for the period (unaudited)	-	-	-	(99,955)	(99,955)

Balance at June 30,2005 (unaudited)	984,167	$984	$1,031,790	$(379,974)	$652,800

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 (unaudited) AND 2005 (unaudited)

SIX MONTHS ENDED (unaudited)
	June 30, 2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	($87,932)	($99,955)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(14,798)	(97,723)
Depreciation	191,660	201,642
Provision for losses on accounts receivable	10,421	4,164
Common stock warrant expense –related party	-	-
Change in operating assets (liabilities):
(Increase) decrease in accounts and notes receivable	9,676	76,096
(Increase) decrease in prepaid expenses	71,179	35,767
(Increase) decrease in deferred loan fees (net)	7,154	6,545
Increase (decrease) in accounts payable and accrued liabilities	(27,318)	(119,184)
Net cash and cash equivalents provided by operating activities	160,042	7,352

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	-
Proceeds from sale of equipment	144,623	277,228
Purchase of property and equipment	(764,983)	(501,020)
Net cash and cash equivalents provided (used) by investing activities	(620,360)	(223,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	579,700	436,250
Principal payments on long and short-term debt	(303,534)	(215,042)
Sub S distributions	-	-
Sale of common stock	-	-
Additional paid in capital	-	-

Net cash and cash equivalents provided (used) by financing activities	276,166	221,208

INCREASE (DECREASE) IN CASH	(184,152)	4,768
Cash - beginning of period	242,714	55,690

Cash – end of period	$58,562	$ 60,458

Interest paid during the period:
Related party	$38,267	$30,846
Other	68,327	$100,496
Total interest	$106,594	$131,342

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AT&S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 (unaudited) and 2005 (unaudited)

FINANCIAL STATEMENT PRESENTATION

The Company is providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of June 30, 2005, and for the three and six months ended June 30, 2004 and 2005. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005.

The effects of inter-company transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

SUBORDINATED NOTES

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  The Company has begun offering the notes but has not issued any such securities as of Aug 12, 2005.  There can be no assurance that the Company will be successful in selling the notes to the public.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED, IN THE SECTION CAPTIONED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this item to the report, references to “AT&S,” the “Company,” “we,” “us,” and “our” refer to AT&S Holdings, Inc., a Nevada corporation, and our subsidiary American Trailer & Storage, Inc., a Missouri corporation (“American Trailer”).  The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this quarterly report on Form 10-QSB.

Overview

American Trailer was formed on May 15, 1994 under the laws of the State of Missouri under the name Financial Credit Corporation.  Financial Credit Corporation conducted business under the fictitious names of Commercial Trailer and American Trailer & Storage.  On December 9, 2003, the name was officially changed to American Trailer & Storage, Inc.  American Trailer has been engaged solely in the business of renting and leasing storage containers and semi-trailers since inception and does not have any subsidiaries.

On December 31, 2003, we re-organized in a holding company structure.  At that time AT&S became the parent of American Trailer.  The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein discusses the historical operations of American Trailer prior to December 31, 2003 and includes the consolidated financial information for American Trailer and AT&S thereafter.

We are a provider of portable storage and transportation solutions through our rental fleet of over 1,800 portable storage and transportation units through our subsidiary American Trailer.  We currently have 5 branches and operate in 5 states including Missouri, Kansas, Illinois, Nebraska and Iowa.  We primarily concentrate on the Kansas City and St. Louis metropolitan regions, and we are currently phasing out of actively competing in our other markets to focus on these core regions.

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 600 customers in 71 different industries.  Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, handling peaks in shipping cycles and transporting material to and from customers’ or their construction job sites.  Our largest customer, Wal-Mart, constituted 22% of our revenues in 2004 and 27% of our revenues in 2003.  During the six months ended June 30, 2005, Wal-Mart represented 12.7% of our revenue.  Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis.  Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location.  No single store accounts for more than 5% of our revenues.  In general, a Wal-Mart store rents equipment on a four-week minimum term for $90-$135 per four weeks, depending on the type of unit and the quantity of containers rented by the particular store.  The store also pays delivery and pick-up charges between $75-$400 each way, depending on the distance of the store from our location.

Aside from Wal-Mart, our other largest customers tend to vary significantly from year to year.  Our second largest customer in 2004, Mobile Storage Group (“MSG”), accounted for 9% of our revenues that year and 10% of our revenues in 2003.  During the six months ended June 30, 2005, MSG represented 9.4% of our revenues.  MSG rents equipment from American Trailer and then re-rents the equipment to other companies, primarily in the retail industry.  MSG rents our equipment on a unit-by-unit; short-term basis; rental and trucking rates vary by location of rental.  No single MSG rental location constitutes more than 1% of our revenue.  In general, MSG rents equipment on a four-week minimum term, to service their customers, for $90-$135 per four weeks, depending on the type of unit and the quantity of units rented at each location.  MSG also pays delivery and pick-up charges between $75 and $400 each way, depending on the distance of the customer from one of our locations.  Rental and trucking rates are quoted and confirmed at issuance of purchase order by MSG.  Because MSG competes with our business, we do not necessarily expect them to remain a major customer every year.  Our business with MSG is dependent on MSG being unable to meet its customers’ demand for storage units from within its own inventory, and thus leasing from us to fill the shortfall.  Our third largest customer, Satellite Specialized Transportation (“SST”), accounted for 6% of our revenues in 2004, but only 1% of our revenues in 2003.  During the six months ended June 30, 2005, SST represented 3% of revenues.  SST rents our equipment on a unit-by-unit, short-term basis.  SST uses our equipment to haul cargo and freight long distances.  In particular, SST has rented our equipment for transportation and storage of disaster relief supplies to victims of hurricanes and other disasters.  In general, SST rents equipment for $500 per unit per month.

We primarily obtain our portable storage units by purchasing new and used ocean-going containers and purchasing new and used trailers from the trucking industry.  We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving.  In addition to our rental operations, we sell new and used portable storage units and provide ancillary services.  Although our primary business is rental of storage units and trailers, we sell units from time to time when the customer demand for purchase exists and we are able to sell at prices that exceed our cost of replacing the unit or where we have excess inventory.

Our primary revenue source is the rental and sale of portable storage and transportation units with our focus being on the rental rather than sale of such equipment.

As noted above, our discussion and analysis in this report, and other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokes-persons contain forward-looking statements.  In this report, the Company has used words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and other similar expressions, which identify forward-looking statements.  Forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  We undertake no obligation to update any forward-looking statement.  We provide the following discussion of risks and uncertainties relevant to our business.  These are factors that we think could cause our actual results to differ materially from expected or historical results.  We could also be adversely affected by other factors besides those listed here.

WE ARE A COMPANY WITH A HIGH AMOUNT OF DEBT; THEREFORE FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST COST, DECREASE OUR PROFITABILITY.

Our operations are capital intensive and we operate with a high amount of debt relative to our size.  Our high amount of debt makes us vulnerable to increases in prevailing interest rates.  Increases in interest rates will increase our overall interest costs and impact our profitability.

A SLOWDOWN IN THE ECONOMY COULD REDUCE DEMAND FROM OUR CUSTOMERS, WHICH WOULD NEGATIVELY IMPACT OUR PROFITABILITY.

The majority of our customers are in the retail, construction and trucking industries.  These industries tend to be cyclical and particularly susceptible to slowdowns in the overall economy.  If an economic slowdown occurs, particularly in our core markets of Kansas City and St. Louis, we are likely to experience less demand for rental and sales of our products.  We depend heavily on our retail customers, therefore a significant and/or prolonged downturn in the retail industry would result in us losing substantial revenue and increase risk of accounts receivable bad debt losses.  We would likely incur substantial operating losses depending on the length and severity of the downturn.  Management believes these conditions would be a very serious concern and, if they occur, ultimately could negatively impact our profitability.

OUR OPERATIONS ARE SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD RESULT IN CASH FLOW DEFICIENCIES DURING PERIODS OF THE YEAR.

Demand for rental of our portable storage units is stronger from September through December because large retailers need to store more inventory for the holiday season.  Our retail customers usually return rental units to us early in the following year.  As a result, we experience lower rental fleet utilization rates during the first quarter of each year that may result in seasonal short-term cash flow deficiencies.  Such deficiencies may adversely affect our ability to service our obligations.

ADDITIONAL COMPETITION MAY DECREASE OUR PROFITABILITY.

The portable storage business is highly competitive.  The Company competes and potentially competes with a variety of companies, many of which have significantly greater financial resources, larger rental fleets, personnel and marketing resources, and business diversity.  Management is aware of similar entrepreneurial and publicly-traded companies, both national and regional, that compete directly with the Company.  We estimate that approximately 20 companies rent portable storage equipment in the Kansas City market, with approximately 12 companies competing in the St. Louis market.  In both of these core markets, at least one competitor has substantially greater market share than we have.  Further, the barriers to entry in the industry are relatively low, and from time to time new competitors will likely enter our markets.  In such a competitive business, we may face pressure to reduce our rental rates or our sales prices in order to maintain or increase our client base.  Any failure to maintain competitive pricing could result in significant declines in our business volume.  Conversely, any reduction in pricing could result in reduced gross margins and could harm the Company’s net revenue and results operations if not offset by an increase in its business volume.  Further, increased competition in our industry could increase demand for purchase of storage containers and trailers, which could increase our costs in purchasing units for rental or resale.  These competitive pressures may negatively impact our profitability.

OUR COST OF FUNDS MAY BE HIGHER THAN OUR COMPETITION, WHICH COULD HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR PROFITABILITY OR POTENTIALLY CAUSE US TO INCUR FINANCIAL LOSSES THAT INCREASE THE LIKELIHOOD THAT WE MAY NOT BE ABLE TO SUSTAIN OUR OPERATIONS.

Our existing debt may carry higher interest rates than interest rates paid by other portable, temporary storage companies with better credit ratings than we have.  As a result, we may be required to charge our customers higher monthly rentals than would be charged by a competitor whose cost of borrowing is lower than ours.  Accordingly, we may operate at a competitive disadvantage relative to certain other renters of portable storage equipment and our profitability would be impacted negatively.  Our competitors with greater available resources may challenge us in our current markets because of our significant level of debt relative to our size.  Our management believes this could lead to decreases in revenue and/or gross margins due to pricing competition.  If this situation were to occur, our ability to meet our obligations could be adversely affected.

OUR PROFITABILITY AND FUTURE GROWTH DEPEND ON OUR CONTINUED ACCESS TO BANK DEBT.

The profitability and growth of our business currently depends on our ability to access bank debt at competitive rates.  While we believe that our relationship with our bank is good, we cannot guarantee that financing by this bank will be available in the future.  If we are unable to renew or replace our current bank debt or find alternative financing at reasonable rates, we may be forced to liquidate.  If we are forced to liquidate, there can be no assurance that we will be able to meet our obligations.

OUR CURRENT DEBT AGREEMENTS CONTAIN COVENANTS AND RESTRICTIONS WITH WHICH WE MUST COMPLY.

Under our current debt agreements with our lending facility, we must comply with a variety of covenants and restrictions.  The more restrictive include the maintenance of minimum tangible net assets and interest coverage ratios.  These covenants and restrictions could limit our ability to respond to market conditions and restrict our planned growth.  Also, if we fail to comply with these covenants and restrictions, the lenders have the right to refuse to lend us additional funds, and they may require early payment of amounts owed to them.  If this happens, we may be unable to fund our operations and we would have to scale back our rental activities.  Furthermore, if we default, our lenders may foreclose on our assets.

WE ARE DEPENDENT ON A SINGLE KEY CUSTOMER FOR A MATERIAL PORTION OF OUR REVENUES.

Wal-Mart Stores, Inc. alone represented approximately 22% of our revenues for the year ended December 31, 2004 and 27% for 2003.  We are highly dependent on this customer for revenues, and therefore a material decrease in their business with us for any reason would immediately cause us to lose revenues and probably lead to our failure.  In addition, our second and third biggest customers for 2004 collectively represent approximately 15% of our revenues for the year.  However, we have historically had significant fluctuation among our top customers (other than Wal-Mart) and we are not dependent upon those two customers, nor do we necessarily expect that those two customers to continue to represent such a significant share of our revenues.  However, if we are unable to replace business from our significant customers from year to year, our business would be negatively affected.  The loss of or diminution of Wal-Mart as a customer or the inability to continually replace business from other significant customers would require immediate and substantial overhead cost reductions together with the disposal of excess equipment to mitigate the effects and prevent failure of our business.  There can be no assurance that we would be able to effectively respond to any such customer loss.  Management views this risk as very significant and should management not immediately implement overhead cost reductions and equipment dispersals, we would not be able to meet our obligations.

WE ARE DEPENDENT ON THIRD PARTIES WHO LEASE US MANY OF THE CONTAINERS AND TRAILERS WE USE TO GENERATE REVENUES IN OUR BUSINESS.  THESE LEASES ARE GENERALLY SHORT-TERM AND WE ARE SUBJECT TO THE RISK THAT WE WILL BE UNABLE TO CONTINUE TO OBTAIN CONTAINERS AND TRAILERS FROM THIRD PARTY LESSORS ON COMMERCIALLY PRACTICABLE TERMS, IF AT ALL.

Although we own most of the containers and trailers [approximately 75%] we use in our business to generate revenue, a significant number of our units are instead leased by us from various third parties under short-term contracts.  Our ability to continue to lease units from third parties on terms that permit us to in turn re-lease the units to our customers at a profit is critical to maintaining flexibility in our operations and overall profitability.  Because we do not have long-term contractual commitments from any of our lessors, there can be no assurance that we will continue to be able to lease containers and trailers from third parties on commercially practicable terms, if at all.  If we are not able to do so, our business could be materially and adversely impacted, increasing the risk that we will be unable to meet our obligations.

THERE IS UNCERTAINTY AND RISK IN THE SUPPLY AND PRICE OF USED OCEAN-GOING CONTAINERS AND STORAGE TRAILERS, WHICH ARE A KEY COMPONENT OF OUR PRODUCT LINE.

We purchase new and used ocean-going containers and storage trailers in order to expand our rental fleet.  The availability of these containers and trailers depend in part on the level and balance of international trade (particularly between the U.S. and China) and overall demand for containers and trailers in the domestic and ocean cargo shipping business.  When shipping increases, the availability of used ocean going containers and trailers for sale often decreases and the price of available containers and trailers increases.  Conversely, an oversupply of used ocean-going containers and trailers may cause their prices to fall.  Further, the cost and availability of containers may be dependent upon prices for steel, aluminum and other raw materials.  We are always seeking to increase and/or upgrade our rental fleet; therefore our business is affected constantly by these market pressures.  Severe price fluctuations in shipping containers and trailers could harm our ability to maintain an optimum inventory of containers and trailers to operate our business, and thus adversely impact our financial results and our ability to meet our obligations.

LOSS OF KEY PERSONNEL COULD ADVERSELY IMPACT OUR OPERATIONS.

We are a small company and we have only approximately 12 employees.  We are especially dependent upon the efforts on our behalf of Richard G. Honan and Richard G. Honan II, who are executive officers and members of the board of both AT&S and American Trailer.  These key employees are thoroughly knowledgeable about our industry and every aspect of our business.  It is very unlikely that they could be replaced by other persons of comparable expertise or commitment.  Although each of these key employees is a party to an employment agreement with us, there can be no assurance that they will continue their efforts on our behalf as directors, officers or in any other capacity.  If either of these key employees were to leave us, our ability to continue to successfully continue our business, and our ability to meet our obligations, would be adversely affected.

OUR PRINCIPAL SHAREHOLDER HAS LOANED US SUBSTANTIAL AMOUNTS TO FUND OUR OPERATIONS AND GROWTH IN THE PAST AND HE MAY BE UNWILLING OR UNABLE TO CONTINUE TO PROVIDE US SUCH BORROWINGS IN THE FUTURE.  FURTHER, HE MAY BE UNWILLING TO CONTINUE TO DEFER PAYMENTS DUE ON LOANS ALREADY MADE.  WE MAY NOT BE ABLE TO OBTAIN ADEQUATE OUTSIDE FINANCING TO FUND OUR OPERATIONS OR HISTORICAL LEVEL OF GROWTH.

Our continued growth is dependent on the availability of financing to support increases in the size of our rental fleet.  Since inception, we have supported our fleet expansion primarily with proceeds from the issuance of debt including borrowings from our principal stockholder.  We cannot assure you that our future cash flow will be sufficient to fund our historical levels of growth or sustain current operations, nor can we assure you that our principal stockholder will agree or be able to provide us with funding in the future.  Further, although he has in the past repeatedly agreed to defer repayment of loans owed to him, he is under no obligation to do so in the future.  To the extent we need to obtain additional financing, we cannot assure you that any such financing will be obtained on terms satisfactory to us or at all.  Management views this as a serious risk and believes we would incur substantial increases in debt service costs and likely fail in the event that our principal shareholder requests full payment of his indebtedness and we could not find new sources of borrowing with comparable/reasonable terms.

CHANGES IN ZONING LAWS RESTRICTING THE USE OF STORAGE UNITS MAY ADVERSELY AFFECT OUR PROFITABILITY.

We are indirectly subject to local zoning laws regulating the use of our storage units.  Most of our customers use our storage units on their own properties.  Local zoning laws in certain markets prevent some customers from keeping storage units on their properties or only permit the containers if located out of sight from the street.  Changes in local zoning laws in existing markets or prohibition of storage units by local zoning laws in prospective new markets could result in the closure of certain branches, depending on the specific locality of the law change.  If customers of our largest branch (Kansas City) are significantly affected by such changes in zoning laws, our ability to meet our obligations could be adversely affected.

WE ARE SUBJECT TO VARIOUS LAWS AND REGULATIONS THAT GOVERN AND IMPOSE LIABILITY FOR ACTIVITIES AND OPERATIONS WHICH MAY HAVE ADVERSE ENVIRONMENTAL EFFECTS.  OUR NONCOMPLIANCE WITH THESE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY.

We are subject to federal, state and local regulations that govern and impose liability for our activities and operation which may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for hazardous substances or other wastes.  Our operations may result in noncompliance with or liability for cleanup under these laws, regardless of our efforts to comply.  In addition, the presence of hazardous substances, or failure to properly remediate any resulting contamination, may not allow us to sell, lease or operate our properties or to borrow money, using them as collateral.  In addition, we may be subject to fines and other costs related to such events.  We cannot assure you that such matters will not arise in the future.  Management views a significant environmental liability as unlikely, but the potential magnitude of any such liability could be great and could adversely affect our profitability.

Three months ended June 30, 2005 versus June 30, 2004

Our revenues totaled $761,000 for the three months ended June 30, 2005.  The increase of $46,000 versus the same period in 2004 represents a 1.9% increase.  Approximately 76.8%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).  Approximately 23.3%, or $177,000, of total revenues was derived from the sale of equipment, compared to $123,000, or 16.5% of total revenues during the same period in 2004.  Our increased revenues from equipment sales resulted from an increase in demand for equipment purchases from companies in varied industries and increases in our pricing.

We generated rental revenues of $487,000 during the three month period ending June 30, 2005 versus $507,000 during the same period in 2004.  The decrease in rental revenue of $20,000, or 3.9%, was a result of our having fewer over-the-road type equipment rented during the period versus the previous year due to our decision to focus on renting storage and cartage type equipment.   Although the storage and cartage type equipment generate less revenue per unit, the gross margins are higher.  We experienced a general increase in rental demand for our storage and cartage type products and we expect this trend to continue.  Drayage (trucking) revenue decreased $7,000, or 7.9%, to $80,000 during the three-month period versus the previous year.  This decrease is due to a decrease in the numbers of rentals requiring pick-up and delivery services and a slight decrease in pricing of delivery and pick-up services.  We anticipate that drayage rates will hold steady.

Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment; late fees, damage-waiver fees and property tax fees decreased $13,000, or 43.6% due primarily to a general decrease in repair charges for customer damages to equipment and a decrease in the number of customers accepting damage-waiver fees in lieu of providing property insurance.

Cost of sales for the three months ended June 30, 2005 totaled $384,000, a decrease of 5.1%, as compared to the same period in 2004.  Cost of sales represented 50.5% of total revenues for the period versus 54.2% during the same period 2004.  The cost of equipment sold increased $31,000 or 34.8% due to the increase in equipment sales.  Gross margins on equipment sales, however, increased from 27.6% to 32.0% due to high demand and limited supply.  We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand.  Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, decreased by $38,000, or 42.3%, for the period.  The decrease was primarily due to the decrease in number of over-the-road semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2004.  We expect to lower this expense in aggregate and as a percentage of overall revenue by continuing to focus on storage and cartage type equipment, which require less maintenance and are less likely to require re-renting from third parties.  Fleet maintenance expense increased $21,000 or 46.6% during the period to $67,000.  This increase is primarily the result of an increase in the number of owned over-the-road semi-trailers in the fleet versus the same period in 2004.  (Note: The overall number of over-the-road type units, both owned and leased, decreased from the previous period as a result of focusing our efforts on the rental of storage and cartage type units.)

Depreciation expense increased $1,000, or .7%, due to an increase of owned units in the rental fleet.  Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow.   Drayage expenses decreased $36,000, or 35.6% during the period due to a decrease in the number of pickup and deliveries performed by outside trucking companies as a result of our purchasing two additional tractors for delivery purposes.  Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses.  Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $35,000, or 10.1%, during the three months ended June 30, 2005 versus 2004, representing 49.5% of total revenues and totaling $377,000.  As the availability of new and used shipping containers decreases, we should to be able to continue to command higher prices for our equipment, however, this will also cause us to pay higher prices for its equipment sold.  Our focus on renting cartage and storage equipment versus over-the-road equipment should also push gross margins above 50% the next two quarters.  We anticipate that the gross margin will be between 50 to 60% for 2005.

Operating expenses increased $74,000, or 24.8%, during the three month period ended June 30, 2005 versus the same period in 2004.  Operating expenses represented 48.9% of total revenues versus 39.9% for the same period in 2004.  The increase is primarily due to increases in salaries and commissions, health insurance, rent (due to the expanded fleet size) and advertising.  We hired two additional employees in St. Louis to assist in operations and sales.  Depreciation expense (on non-revenue equipment) increased by $2,000, or 10.2 % due to an increase in computer equipment.  We expect operating expenses to be under 45% of total revenues for 2005, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Interest expense increased $7,000 or 10.1%, during the three months ended June 30, 2005 versus the same period in 2004 to $72,000.  Interest expense constituted 9.4% of total revenues versus 8.7% during the same period in 2004.  This increase is primarily due to an increase in the amount of our bank debt for purchases of new equipment and to an increase in interest rates on our lines of credit and reducing revolver loan compared to the previous period.  We expect interest expenses to increase as we expand our fleet through increases in borrowing.

We had a net loss of $65,000 for the three-month period ended June 30, 2005 versus $19,000 for the same period in 2004.  This net loss represents -8.5% of total revenues for the period versus -2.5% of total revenues during the same period in 2004.  The net loss is primarily attributable to the increase in our operating expenses as described above.  We anticipate a positive net income for 2005 as gross profits historically increase each quarter and operating expenses should remain relatively stable.

Six months ended June 30, 2005 versus June 30, 2004

Our revenues totaled $1,473,000 for the six months ended June 30, 2005.  The increase of $60,000 versus the same period in 2004 represents a 4.2% increase.  Approximately 77.1%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).  Approximately 22.9%, or $337,000, of total revenues was derived from the sale of equipment, compared to $204,000, or 13.8% of total revenues during the same period in 2004.  Our increased revenues from equipment sales resulted from an increase in demand for equipment purchases from companies in varied industries and increases in our pricing.

We generated rental revenues of $913,000 during the six month period ending June 30, 2005, versus $986,000 during the same period in 2004.  The decrease in rental revenue of $73,000, or 7.4%, was a result of our having fewer over-the-road type equipment rented during the period versus the previous year due to our decision to focus on renting storage and cartage type equipment.   Although the storage and cartage type equipment generate less revenue per unit, the gross margins are higher for this type of equipment.  We experienced a general increase in rental demand for our storage and cartage type products and we expect this trend to continue.  Drayage (trucking) revenue increased $10,000, or 5.6%, to $190,000 during the six month period versus the previous year.  This increase is primarily due to a high demand from varied customers for pick-up and delivery service during the first quarter.  We anticipate that drayage rates will hold steady or slightly decrease and drayage revenues will increase during the third and fourth quarters.

Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment; late fees, damage-waiver fees and property tax fees decreased $11,000, or 26.3% due primarily to a general decrease in repair charges for customer damages to equipment and a decrease in the number of customers accepting damage-waiver fees in lieu of providing property insurance.

Cost of sales for the six months ended June 30, 2005 totaled $704,000, a decrease of 3.9%, as compared to the same period 2004.  Cost of sales represented 47.8% of total revenues for the period versus 49.7% during the same period in 2004.  The cost of equipment sold increased $57,000 or 39.8% due to the increase in equipment sales.  However, gross margins on equipment sales increased from 29.5% to 40.5% due to high demand and limited supply of equipment.  We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand.  Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, decreased by $90,000, or 48.7%, for the period. The decrease was primarily due to the decrease in number of over-the-road semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2004.  We expect to lower this expense in aggregate and as a percentage of overall revenue by continuing to focus on storage and cartage type equipment, which require less maintenance and are less likely to require re-renting from third parties.  (Note: The overall number of over-the-road type units decreased from the previous period as a result of the company re-renting fewer units to customers as a result of focusing our efforts on the storage and cartage type units.)  Fleet maintenance expense increased $6,000 or 5.8% during the period to $103,000.  This increase is mainly the result of an increase in the number of owned over-the-road semi-trailers in the fleet versus the previous year’s period.  Maintenance expense as a percentage of revenues will decrease during the second half of the year.  We anticipate higher utilization and therefore less opportunity to perform maintenance.

Depreciation expense increased $12,000 or 8.2%, due to an increase of owned units in the rental fleet.  Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow.   Drayage expenses decreased $13,000, or 8.2% during the period due to a decrease in the number of pickup and deliveries performed by outside trucking companies as a result of our purchasing two additional tractors for delivery purposes.  Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses.  Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $88,000, or 12.9%, during the six months ended June 30, 2005 versus 2004, representing 52.2% of total revenues and totaling $769,000.  As the availability of new and used shipping containers decreases, we will continue to be able to command higher prices for our equipment; however, this will also cause us to pay higher prices for our equipment sold and additions to the rental fleet.  Our focus on renting cartage and storage equipment versus over-the-road equipment should also keep gross margins above 50% for the next two quarters.  We anticipate that the gross margin will be between 50 to 60% for the remainder of 2005.

Operating expenses increased $91,000, or 14.0%, during the six month period ended June 30, 2005 versus the same period in 2004.  Operating expenses represented 50.3% of total revenues versus 44.1% for the same period in 2004.  The increase is primarily due to an increase in salaries and commissions, health insurance, rent (due to the expanded fleet size) and advertising.  We hired two additional employees in St. Louis to assist in operations and sales.  Depreciation expense (of non-revenue equipment) decreased by $2,000, or 4.4% due to the sale of a company automobile in the first quarter.  We expect operating expenses to be under 45% of total revenues for 2005, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Interest expense increased $10,000 or 7.9%, during the six months ended June 30, 2005 versus the same period in 2004 to $131,000.  Interest expense constituted 8.9% of total revenues versus 8.2% during the same period in 2004.  This increase is primarily due to an increase the amount of our bank debt for purchases of new equipment and to an increase in interest rates on our lines of credit and reducing revolver loan versus the previous period.  We expect interest expenses to increase as it expands its fleet through increased borrowing.

We had a net loss of $100,000 for the three-month period ended June 30, 2005 versus $88,000 for the same period in 2004.  This net loss represents -6.8% of total revenues for the period versus -6.0% of total revenues during the same period in 2004.  The increased loss is the increase in operating expenses as described above.  We anticipate a positive net income for 2005 as gross profits historically increase each quarter and operating expenses should remain relatively stable.

Liquidity and Capital Resources

Growing our rental fleet is very capital intensive.  The amount of capital needed is dependent on the number of units we plan to purchase in a given period to continue growth and in building the support infrastructure to support such growth.  Over the past twelve months, our rental fleet of owned equipment has grown by approximately 19%.  Additionally, we have sold older rental equipment and replaced those sold with newer units.  Purchases of new equipment and the funding of additional capital requirements have primarily been funded through cash generated from operations, the issuance of subordinated debt to our principal owner, and borrowing from our bank on a collateralized basis.

On July 15, 2004, our principal shareholder, Richard G. Honan, agreed to combine three notes owed to him by us.  The new, combined amount due on the note has a due date of February 15, 2008 and the combined balance of the new note was $461,100.  Of the total combined subordinated debt, $444,913 originally represented an interest-only note with a maturity date of January 1, 2005 with a 15.5% annual interest paid monthly.  $16,187 was originally owed to the principal owner in the form of a 5-year term note (principal and interest paid monthly) with an original balance of $223,625 bearing 15.5% annual interest and a maturity date of September 20, 2004.  The third original note had a balance of $2,843, and had a due date of August 15, 2004.  The third note was a 5-year term note (principal and interest paid monthly) with an original balance of $125,000 bearing 15.5% annual interest.  On July 15, 2004, the three outstanding notes had an accrued interest balance of $2,873.  We agreed to make monthly payments of $14,000 for 42 months beginning August 15, 2004 and a final payment of $16,442 on February 15, 2008.  This loan agreement was amended March 15, 2005.  The amended agreement requires monthly payments of interest only and the principal amount is due April 15, 2006.  As of June 30, 2005, the total balance of subordinated debt owed to the principal owner was $366,637 bearing 15.5% annual interest, and all scheduled payments were made when due.  Due to bank financing covenants, we cannot repay the principal owner the balance of the subordinated note if our total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Six months ended June 30, 2005 versus June 30, 2004

Operating Activities: Cash provided by operating activities for the three-month period ended June 30, 2005 was approximately $7,000 compared to $160,000 during the same period in 2004.  The decrease is primarily due to a decrease in payables and accrued liabilities of $119,000.  We expect that operating activities will continue to be a source of cash during the remainder of 2005.

Investing Activities:  Net cash used by investing activities during the period was approximately $224,000.  This was the result of the purchase of $501,000 of equipment and proceeds from the sale of equipment of $277,000.  This compares to approximately $620,000 net cash used by investing during the same period in 2004 as a net result of proceeds received from the sale of equipment versus the purchase, $145,000 versus $765,000 respectively.  We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers.  We anticipate that the purchase of new equipment will continue to outpace sales by approximately $200,000 during the remainder of 2005.

 Financing Activities:  Net cash provided by financing activities was $221,000 during the period versus $276,000 provided during the same period in 2004.  Approximately $436,000 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations.  Approximately $215,000 was used to pay down principal of long-term senior and subordinated debt.  We anticipate financing activities will provide cash during the remainder of 2005 (primarily from utilizing existing bank financing lines of credit) for the purposes of supplementing equipment purchases.

Banking Arrangements

We have entered into a financing agreement with Commercial Federal Bank, Lee’s Summit, Missouri, that refinanced substantially all of our senior debt and reduced our subordinated debt to our principal owner.  The financing agreement provided us with three separate facilities, as follows:

·

A term-loan aggregating $2,000,000 bearing a fixed interest rate of 6.19%, payable in monthly installments of $29,117 through April 2007.  On January 5, 2004 this loan was converted to a line-of-credit bearing a fixed, annual interest rate of 6.19% payable monthly.  Beginning on February 1, 2004, the available borrowing amount was reduced by $21,078 each month.  On April 23, 2004 the outstanding balance of the equipment purchase line-of-credit, described below, was rolled into this line-of-credit and the monthly reduction in availability was modified.  The balance on this line of credit was $2,130,010 as December 31, 2004.  On March 30, 2005 (date of refinancing) the advances of $444,247 and additional borrowings in fiscal 2005 were also transferred to the reducing revolving line of credit, and the balance on this line of credit was $2,535,000 as of April 29, 2005.  The original maturity date of the revolving line of credit was April 15, 2007 and was changed to March 30, 2008.  The monthly payment was increased to $26,690 plus interest of 7.85% as of June 20, 2005.  At this time, no additional borrowings can be drawn on this reducing revolving line of credit.

·

An equipment purchase line-of-credit with a maximum borrowing amount of $500,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004.  On April 23, 2004, the balance ($490,505) of this line-of-credit was transferred to the reducing line-of-credit described above.  On November 29, 2004 this line of credit was renewed through April 15, 2005 with a maximum of $650,000 availability.  As of December 31, 2004, this line-of-credit had a balance of $444,247.00.  On March 30, 2005 the outstanding balance ($511,039.00) on this line of credit was transferred to the reducing line of credit as described above and was renewed with a maturity date of March 30, 2006.  On March 30, 2005, the interest rate on this line of credit was 6.50%.  There were advances of $266,808 on this line of credit at June 30, 2005.

·

A working capital line-of-credit with a maximum borrowing amount of $250,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004.  On April 23, 2004, this line-of-credit was renewed.  This line-of-credit was again renewed on March 30, 2005 and has a maturity date of March 30, 2006.  As of April 29, 2005, we had a zero balance on this line of credit.  This facility is subject to a borrowing base computation based on accounts receivable and inventory balances.  The interest rate on this line-of-credit was 6.50% as of March 30, 2005.  There were advances of $102,650 on this line of credit at June 30, 2005.

In addition, on March 30, 2005 we entered into an offering line of credit with the same bank in the amount of $150,000 to be used to purchase automobiles.  The interest rate will be the bank’s auto rate at the closing date with principal and interest payable monthly.

The reducing revolving line of credit, the two lines of credit and the offering line of credit are subject to the provisions of a Security Agreement dated September 18, 2003.  Covenants of this agreement provide for the personal guarantees of the majority shareholder of the company and his wife as well as subordination of the company’s debt obligations to the majority shareholder.

The agreement also required the Company to meet certain financial covenants.

FINANCIAL COVENANTS

Compliance with our financial covenants under our financing agreement is determined as of December 31 of each year.  We were in compliance with all restrictive covenants as of December 31, 2004 and we anticipate remaining in compliance as of December 31, 2005.  Per the terms of our business loan agreements, we must comply with the following three financial covenants and ratios:

1.

Debt Service Coverage Ratio.  Maintain a ratio of Debt Service Coverage in excess of 1.250 to 1.000.  The term “Debt Service Coverage Ratio” means our Net Operating Income (Net Income + Depreciation + Amortization + Interest Expense) divided by our required principal payments (or Prior year CMLTD) + Interest Expense.  This coverage ratio will be evaluated as of year-end.

The formula is EBITDA/CMLTD + interest expense.  EBITDA (Earnings before interest, taxes, depreciation, and amortization) will be calculated as operating income (before interest and taxes) plus any depreciation or amortization expenses.  CMLTD (current maturities of long term debt plus interest expense) will be computed as: the current maturities (principle payments due within the following 12 months) of all term debt plus all interest expenses from the previous 12 months associated with all debt (term, lines of credit, subordinated, etc.) plus any lease payments due within the following 12 months.

The current principle balances of any other lines of credit or subordinated debt will not be included in CMLTD.  This is tested annually from audited financial statements.

2.

Debt / Worth ratio.  Maintain a ratio of Debt / Worth not in excess of 4.0 to 1.0.  The ratio “Debt / Worth” means our Total Liabilities (less any subordinated debt) divided by our Tangible Net Worth (plus any subordinated debt).  This leverage ratio will be evaluated as of year-end.

3.

Maintain a positive current ratio.  Current ratio to be calculated based on current assets divided by current liabilities less current maturities of subordinated debt less any outstanding balance on the equipment purchase Line of Credit.

If we fail to meet the required covenants or ratios, we would be in default under our business loan agreement and at the lender’s option, all indebtedness under the agreement would immediately become due and payable.

Our trailing twelve month debt service coverage ratio for the period ended June 30, 2005 is 1.34 : 1.  We project this ratio to be greater than 1.33 for year-end.

As of June 30, 2005, our working capital ratio was .64.  We anticipate this ratio to be positive at December 31, 2005 as the company historically experiences increased cash balances at the end of the year.

As of June 30, 2005, our debt-to-equity ratio was 3.02.

We are in compliance with all restrictive covenants as of the most recent date required to be tested; the audited financial statements as of and for the year ended December 31, 2004.

All three financial covenants are tested annually using our audited year-end financial statements.

The reducing line-of-credit is collateralized by a blanket lien on our assets as well as the personal guarantee by the principal owner, Richard G. Honan, and his wife, Kathleen M. Honan.

We believe our credit facilities provide us with both short and long-term liquidity, the flexibility to acquire revenue equipment on an as needed basis, and lower our overall capital costs.

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months.  As of August 10, 2005 have agreements to purchase $338,350 of equipment in the third and fourth quarter of 2005.

We believe that our working capital, together with our cash flows from operations, borrowings under our working capital and equipment purchase lines-of-credit and other available funding sources will be sufficient to fund our operations and planned growth for at least 12 months.

Seasonality

Demand for our equipment is somewhat seasonal.  This is due mainly to the seasonal demands of the retail industry.  Retailers demand more equipment in the third and fourth quarters of each year to handle peak inventory demands of the holiday shopping season.  Most of the equipment rented by the retailers is returned early in January of each year, resulting in decreased cash flow from operations for the company during the first half of every year.  We expect this trend to continue.

Off-Balance Sheet Arrangements

The company does not engage, nor plans to engage, in any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note B to our audited financial statements included in the Company’s last annual report on Form 10-KSB as filed with the SEC.  The following discussion addresses our most critical accounting policies, some of which require significant judgment.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, by which the Company registered 100,000 shares of common stock for sale to the public.  The net proceeds of these shares (approximately $45,000 assuming all shares are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission declared the registration statement effective on November 12, 2004.  The offering of shares is not underwritten and is being sold on a best-efforts basis.  As of the date of filing of this Form 10QSB no shares have been sold.

The Company also filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, by which the Company registered up to 5,000,000 of its subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission declared the registration statement effective as of May 13, 2005.  The offering of the notes is not underwritten and is being sold on a best-efforts basis.  There can be no assurance that the Company will be successful in selling any of the notes to the public.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

---------------------------

*    Previously filed with the Commission.

(b)   Reports on Form 8-K

On June 6, 2005 the Company filed a Form 8-K that announced the removal of Jeffrey N. Orr as a Director and Executive Officer of the Company on June 1, 2005.

The Company simultaneously appointed Richard G. Honan, II to the office of President and Chief Operating Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&S HOLDINGS, INC.
August 12, 2005	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
August 12, 2005	//s// Richard G. Honan, II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)