Form 10QSB
period 2005-09-30
AT&S HOLDINGS INC
filed 2005-11-15
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------
FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date            Class                    Shares Outstanding

11/01/2005         Common stock - $ .001 par value         984,167

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	December 31, 2004	September 30, 2005
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$55,690	$25,629
Accounts and notes receivable
Customers	524,530	581,980
Other	7,987	4,332
	532,517	586,312
Allowance for doubtful accounts	63,600	73,600
	468,917	512,712
Inventory	9,255	16,707
Prepaid expenses	152,434	146,312
Total Current Assets	686,296	701,360

PROPERTY AND EQUIPMENT - AT COST
Revenue equipment	4,011,756	4,300,896
Delivery equipment	212,376	271,003
Vehicles	264,479	199,666
Information systems and equipment	198,406	203,388
Office equipment	19,238	21,638
Leasehold improvements	66,011	66,011
	4,772,266	5,062,602
Accumulated depreciation	1,397,584	1,590,889
	3,374,682	3,471,713
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	23,252	32,942
	26,748	17,058
	36,858	27,168
Total Assets	$4,097,836	$4,200,241

LIABILITIES AND STOCKHOLDERS' EQUITY:
	December 31, 2004	September 30, 2005
CURRENT LIABILITIES	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$26,066
Current maturities of long-term debt - other	296,207	$324,984
Line of credit	-	456,006
Accounts payable
Trade	275,977	272,376
Sales tax payable	28,220	6,805
	304,197	279,181
Accrued liabilities
Salaries	10,451	19,242
Payroll taxes and other	1,013	1,472
Interest payable	10,072	2,654
Security deposits	500	500
Property taxes	-	6,750
Defined contribution plan payable	5,801	-
	27,837	30,618
Total Current Liabilities	654,307	1,090,789

LONG-TERM DEBT, less current maturities
Related party	393,761	338,521
Other	2,297,013	2,091,726
	2,690,774	2,430,247

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
984,167 shares	984	984
Additional paid-in capital	1,031,790	1,031,790
Accumulated deficit	(280,019)	(353,569)
	752,755	679,205
Total Liabilities and Stockholders’ Equity	$4,097,836	$4,200,241

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
REVENUE:
Equipment sales	$139,892	$127,278	$343,515	$464,676
Equipment rental	538,017	694,806	1,524,194	1,608,193
Drayage	95,088	108,578	275,384	298,974
Maintenance	9,716	11,390	28,502	26,231
Other	12,390	9,824	36,948	26,946
Total revenue	795,103	951,876	2,208,543	2,425,020

COST OF SALES:
Equipment	102,250	71,288	245,752	271,909
Equipment rental	79,838	205,245	264,383	299,913
Depreciation	72,102	81,221	218,021	239,151
Drayage	75,302	78,447	236,729	226,595
Maintenance	39,892	92,430	137,382	195,600
Total cost of sales	369,384	528,631	1,102,267	1,233,168
Gross profit	425,719	423,245	1,106,276	1,191,852

COSTS AND EXPENSES:
Selling, general and administrative expenses	292,338	344,091	900,727	1,041,779
Depreciation expense	25,588	21,762	71,329	65,474
	317,926	365,853	972,056	1,107,253
Operating profit (loss)	107,793	57,392	134,220	84,599

OTHER INCOME (EXPENSE):
Interest expense - income	4		11	125
Interest expense - related party	(18,004)	(13,666)	(61,781)	(44,169)
Interest expense - other	(42,076)	(58,606)	(119,648)	(159,063)
Gain (Loss) on sale of non-revenue equipment	4,946	3,692	245	4,143
Other income (expense)	4,768	37,593	12,702	40,815
	(50,362)	(30,987)	(168,471)	(158,149)

Net Earnings (Loss)	$57,431	$26,405	($34,251)	($73,550)

BASIC net earnings (loss) per share	$0.06	$0.03	($0.03)	($0.07)
Weighted average shares outstanding	984,167	984,167	984,167	984,167

DILUTED net earnings (loss) per share	$0.06	$0.03	($0.03)	($0.07)
Weighted average shares outstanding	984,167	984,167	984,167	984,167

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SEPTEMBER 30, 2005

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2005	984,167	$984	$1,031,790	$(280,019)	$752,755

Net loss for the period (unaudited)	-	-	-	(73,550)	(73,550)

Balance at September 30,2005 (unaudited)	984,167	$984	$1,031,790	$(353,569)	$679,205

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

	NINE MONTHS ENDED
	September 30, 2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	($34,251)	($73,550)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(38,221)	(144,214)
Depreciation	291,512	304,625
Provision for losses on accounts receivable	14,171	15,952
Common stock warrant expense -related party	-	-
Change in operating assets (liabilities):
(Increase) decrease in accounts and notes receivable	(38,768)	(59,747)
(Increase) decrease in prepaid expenses	54,074	(1,330)
(Increase) decrease in deferred loan fees (net)	10,624	9,690
Increase (decrease) in accounts payable and accrued liabilities	(61,264)	(22,235)
Net cash and cash equivalents provided by operating activities	197,877	29,191

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	-
Proceeds from sale of equipment	249,725	402,263
Purchase of property and equipment	(1,040,248)	(659,705)
Net cash and cash equivalents provided (used) by investing activities	(790,523)	(257,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	808,472	546,734
Principal payments on long and short-term debt	(430,740)	(348,544)
Sub S distributions	(300)	-
Sale of common stock	-	-
Additional paid in capital	-	-

Net cash and cash equivalents provided (used) by financing activities	377,432	198,190

INCREASE (DECREASE) IN CASH	(215,214)	(30,061)
Cash - beginning of period	242,714	55,690

Cash - end of period	$27,500	$25,629

Interest paid during the period:
Related party	$59,248	$44,694
Other	106,760	$154,359
Total interest	$166,008	$199,053

AT&S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

The Company is providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of September 30, 2005, and for the three and nine months ended September 30, 2004 and 2005. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005.

The effects of inter-company transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

SUBORDINATED NOTES

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The offering of notes is not underwritten and is being sold on a best-efforts basis. The Company has begun offering the notes but has not issued any such securities as of November 1, 2005. There can be no assurance that the Company will be successful in selling the notes to the public.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this item to the report, references to “AT&S,” the “Company,”“we,”“us,” and “our” refer to AT&S Holdings, Inc., a Nevada corporation, and our subsidiary American Trailer & Storage, Inc., a Missouri corporation (“American Trailer”). The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this quarterly report on Form 10-QSB.

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

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 600 customers in 71 different industries. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, handling peaks in shipping cycles and transporting material to and from customers’ or their construction job sites. Our largest customer, Wal-Mart, constituted 22% of our revenues in 2004 and 27% of our revenues in 2003. During the nine months ended September 30, 2005, Wal-Mart represented 10.5% of our revenue. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis. Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location. No single store accounts for more than 5% of our revenues. In general, a Wal-Mart store rents equipment on a four-week minimum term for $90-$135 per four weeks, depending on the type of unit and the quantity of containers rented by the particular store. The store also pays delivery and pick-up charges between $75-$400 each way, depending on the distance of the store from our location.

Aside from Wal-Mart, our other largest customers tend to vary significantly from year to year. Our second largest customer in 2004, Mobile Storage Group (“MSG”), accounted for 9% of our revenues that year and 10% of our revenues in 2003. During the nine months ended September 30, 2005, MSG represented 7.5% of our revenues. MSG rents equipment from American Trailer and then re-rents the equipment to other companies, primarily in the retail industry. MSG rents our equipment on a unit-by-unit; short-term basis; rental and trucking rates vary by location of rental. No single MSG rental location constitutes more than 1% of our revenue. In general, MSG rents equipment on a four-week minimum term, to service their customers, for $90-$135 per four weeks, depending on the type of unit and the quantity of units rented at each location. MSG also pays delivery and pick-up charges between $75 and $400 each way, depending on the distance of the customer from one of our locations. Rental and trucking rates are quoted and confirmed at issuance of purchase order by MSG. Because MSG competes with our business, we do not necessarily expect them to remain a major customer every year. Our business with MSG is dependent on MSG being unable to meet its customers’ demand for storage units from within its own inventory, and thus leasing from us to fill the shortfall. Our third largest customer, Satellite Specialized Transportation (“SST”), accounted for 6% of our revenues in 2004, but only 1% of our revenues in 2003. During the nine months ended September 30, 2005, SST represented 11.3% of revenues. SST rents our equipment on a unit-by-unit, short-term basis. SST uses our equipment to haul cargo and freight long distances. In particular, SST has rented our equipment for transportation and storage of disaster relief supplies to victims of hurricanes and other disasters. In general, SST rents equipment for $500 per unit per month. We anticipate that SST will be our second largest customer after Wal-Mart for 2005 due to the large number of units rented to support the recent hurricane relief efforts.

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

As noted above, our discussion and analysis in this report, and other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokes-persons contain forward-looking statements. In this report, the Company has used words such as “anticipate,”“believe,”“estimate,”“may,”“intend,”“expect” and other similar expressions, which identify forward-looking statements. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected or historical results. We could also be adversely affected by other factors besides those listed here.

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

WE ARE DEPENDENT ON SEVERAL KEY CUSTOMERS FOR A MATERIAL PORTION OF OUR REVENUES.

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

LOSS OF KEY PERSONNEL COULD ADVERSELY IMPACT OUR OPERATIONS.

We are a small company and we have only approximately 15 employees. We are especially dependent upon the efforts on our behalf of Richard G. Honan and Richard G. Honan II, who are executive officers and members of the board of both AT&S and American Trailer. These key employees are thoroughly knowledgeable about our industry and every aspect of our business. It is very unlikely that they could be replaced by other persons of comparable expertise or commitment. Although each of these key employees is a party to an employment agreement with us, there can be no assurance that they will continue their efforts on our behalf as directors, officers or in any other capacity. If either of these key employees were to leave us, our ability to continue to successfully continue our business, and our ability to meet our obligations, would be adversely affected.

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

Three months ended September 30, 2005 versus September 30, 2004

Our revenues totaled $951,876 for the three months ended September 30, 2005. The increase of $156,773 versus the same period in 2004 represents a 19.7% increase. Approximately 86.6%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.). Approximately 13.4%, or $127,278, of total revenues was derived from the sale of equipment, compared to $139,892, or 17.6% of total revenues during the same period in 2004. Revenues from equipment sales decreased during the peroid due to a general decrease in demand for equipment purchases from companies in varied industries.

We generated rental revenues of $694,806 during the three month period ending September 30, 2005 versus $538,017 during the same period in 2004. The increase in rental revenue of $156,789, or 29.1%, was a result of an increase in demand for our equipment, particularly from the trucking, wholesale distribution, and construction industries, offsetting decreases in demand from the retail industry. Drayage (trucking) revenue increased $13,490, or 14.2%, to $108,578 during the three-month period versus the previous year. This increase is due to an increase in the numbers of rentals requiring pick-up and delivery services and a slight increase in pricing of delivery and pick-up services. We anticipate that drayage rates will hold steady. Maintenance revenues increased $2,000 or 17.2% during the period due to the general increase in rental activity.

Other revenues, which consist primarily late fees, damage-waiver fees and property tax fees decreased $3,000, or 20.7% due primarily to a general decrease in the number of customers accepting damage-waiver fees in lieu of providing property insurance.

Cost of sales for the three months ended September 30, 2005 totaled $528,631, an increase of 43.1%, as compared to the same period in 2004. Cost of sales represented 55.5% of total revenues for the period versus 46.4% during the same period 2004. The cost of equipment sold decreased $30,962 or 30.3% due to the decrease in equipment sales. Gross margins on equipment sales, however, increased from 26.9% to 44.0% due to high demand and limited supply. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, increased by $125,407, or 157.1%, for the period. The increase was primarily due to the increase in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2004. We significantly increased the amount of trailers rented to one customer in particular, who is engaged in hauling cargo and disaster relief supplies to areas affected by the recent hurricanes. We expect the equipment rental expense to continue to be 15-20% of sales for the next six months and then to lower this expense in aggregate and as a percentage of overall revenue by continuing to focus on storage and cartage type equipment, which require is less likely to require re-renting from third parties. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses increased $53,000 or 131.7% during the period to $92,430. This increase is primarily the result of an increase in the number of owned and re-rented over-the-road semi-trailers in the fleet versus the same period in 2004 and significant turnover in rentals of semi-trailers, requiring additional maintenance to ensure rental worthiness for the new customer.

Depreciation expense increased $9,119, or 12.7%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses increased $3,000, or 4.2% during the period due to an increase in fuel, but offset by a reduction in drayage expenses paid to third parties because of our increase in the number of owned delivery semi-tractors compared to 2004. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits decreased by $2,474, or 0.58%, during the three months ended September 30, 2005 versus 2004, representing 44.4% of total revenues and totaling $423,245. The decrease gross profits is mainly due to the increase in equipment rental expense from the significant number of trailers re-rented to customers (at much lower margins than owned-equipment) and an increase in maintenance expenses. As the availability of new and used shipping containers decreases, we should to be able to continue to command higher prices for our equipment, however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be approximately 50% for the 12 months of 2005, as the fourth quarter typically has higher utilization and profitability.

Operating expenses increased $47,927, or 15.1%, during the three month period ended September 30, 2005 versus the same period in 2004. Operating expenses represented 38.4% of total revenues versus 40.4% for the same period in 2004. The increase is primarily due to increases in health insurance, rent (due to the expanded fleet size) advertising, professional fees, and advertising. Depreciation expense (on non-revenue equipment) decreased by $3,826, or 14.9% due to a decrease in company automobiles. We expect operating expenses to be under 40% of total revenues for 2005, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Interest expense increased $12,192 or 20.3%, during the three months ended September 30, 2005 versus the same period in 2004 to $72,272. Interest expense constituted 7.6% of total revenues versus 7.6% during the same period in 2004. This increase is primarily due to an increase in the amount of our bank debt for purchases of new equipment and to an increase in interest rates on our lines of credit and reducing revolver loan compared to the previous period. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net income of $26,405 for the three-month period ended September 30, 2005 versus $57,431 for the same period in 2004. This net income represents 2.7% of total revenues for the period versus 6.7% of total revenues during the same period in 2004. The decrease in net income is primarily attributable to the increase in our cost of goods sold and operating expenses as described above. We anticipate a positive net income for 2005 as gross profits historically increase each quarter and operating expenses should remain relatively stable.

Nine months ended September 30, 2005 versus September 30, 2004

Our revenues totaled $2,425,020 for the nine months ended September 30, 2005. The increase of $216,477 versus the same period in 2004 represents a 9.8% increase. Approximately 80.8%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.). Approximately 19.2%, or $464,676, of total revenues was derived from the sale of equipment, compared to $343,515, or 15.5% of total revenues during the same period in 2004. Our increased revenues from equipment sales resulted from an increase in demand for equipment purchases from companies in varied industries and increases in our pricing.

We generated rental revenues of $1,608,193 during the nine month period ending September 30, 2005, versus $1,524,194 during the same period in 2004. The increase in rental revenue of $83,999, or 5.5%, was a result of an increase in demand for our equipment, particularly from the trucking, wholesale distribution, and construction industries, offsetting decreases in demand from the retail industry. We anticipate a continued general increase in rental demand for our storage and cartage type products for the next six months. Drayage (trucking) revenue increased $23,590, or 8.6%, to $298,974 during the nine month period versus the previous year. This increase is primarily due to a high demand from varied customers for pick-up and delivery service during the first and third quarters. We anticipate that drayage rates will hold steady or slightly decrease and drayage revenues will increase during the fourth quarter.

Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment; late fees, damage-waiver fees and property tax fees decreased $12,273 or 18.8% due primarily to a general decrease in repair charges for customer damages to equipment and a decrease in the number of customers accepting damage-waiver fees in lieu of providing property insurance.

Cost of sales for the nine months ended September 30, 2005 totaled $1,233,168, an increase of 11.9%, as compared to the same period 2004. Cost of sales represented 50.8% of total revenues for the period versus 49.9% during the same period in 2004. The cost of equipment sold increased $26,157 or 10.6% due to the increase in equipment sales. However, gross margins on equipment sales increased from 28.5% to 41.5% due to high demand and limited supply of equipment. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, increased by $35,530, or 13.4%, for the period. The increase was primarily due to the increase in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2004. We significantly increased the amount of trailers rented to one customer in particular, who is engaged in hauling cargo and disaster relief supplies to areas affected by the recent hurricanes. We expect the equipment rental expense to continue to be 15-20% of sales for the next six months and then to lower this expense in aggregate and as a percentage of overall revenue by continuing to focus on storage and cartage type equipment, which require is less likely to require re-renting from third parties. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Fleet maintenance expenses increased $58,218 or 42.4% during the period to $195,600. This increase is mainly the result of an increase in the number of owned over-the-road semi-trailers in the fleet versus the previous year’s period. Maintenance expense as a percentage of revenues will decrease during the last quarter of the year. We anticipate higher utilization and therefore less opportunity to perform maintenance.

Depreciation expense increased $21,130 or 9.7%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses decreased $10,134, or 4.3% during the period due to a decrease in the number of pickup and deliveries performed by outside trucking companies as a result of our purchasing two additional tractors for delivery purposes. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $85,576, or 7.7%, during the nine months ended September 30, 2005 versus 2004, representing 49.1% of total revenues and totaling $1,191,852. As the availability of new and used shipping containers decreases, we will continue to be able to command higher prices for our equipment; however, this will also cause us to pay higher prices for our equipment sold and additions to the rental fleet. Gross margins should be above 50% for the next fourth quarters. We anticipate that the gross margin will be between 50 to 60% for the remainder of 2005 and that the gross margin for the year will be approximately 50%.

Operating expenses increased $135,197, or 13.9%, during the nine month period ended September 30, 2005 versus the same period in 2004. Operating expenses represented 45.6% of total revenues versus 44.0% for the same period in 2004. The increase is primarily due to an increase in salaries and commissions, health insurance, rent (due to the expanded fleet size), advertising, and professional fees. We hired two additional employees in St. Louis to assist in operations and sales, an operations person in Kansas City and a customer service representative in Kansas City. We anticipate that as these new personnel become fully trained and integrated, we will see improved profitability in 2006. Depreciation expense (of non-revenue equipment) decreased by $5,855, or 8.2% due to the sale of a company automobile in the first quarter. We expect operating expenses to be under 45% of total revenues for 2005, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Interest expense increased $21,803 or 12.0%, during the nine months ended September 30, 2005 versus the same period in 2004 to $203,232. Interest expense constituted 8.0% of total revenues versus 7.73% during the same period in 2004. This increase is primarily due to an increase the amount of our bank debt for purchases of new equipment and to an increase in interest rates on our lines of credit and reducing revolver loan versus the previous period. We expect interest expenses to increase as we expand our fleet through increased borrowing and as interest rates continue to increase.

We had a net loss of $73,550 for the nine month period ended September 30, 2005 versus a net loss of $34,251 for the same period in 2004. This net loss represents -3.0% of total revenues for the period versus -1.5% of total revenues during the same period in 2004. The increased loss is due to the increase in operating expenses as described above. We anticipate a positive net income for 2005 as gross profits historically increase each quarter and operating expenses should remain relatively stable. We also anticipate increased earnings for 2006.

Liquidity and Capital Resources

Growing our rental fleet is very capital intensive. The amount of capital needed is dependent on the number of units we plan to purchase in a given period to continue growth and in building the support infrastructure to support such growth. Over the past twelve months, our rental fleet of owned equipment has grown by approximately 12%. Additionally, we have sold older rental equipment and replaced those sold with newer units. Purchases of new equipment and the funding of additional capital requirements have primarily been funded through cash generated from operations, the issuance of subordinated debt to our principal owner, and borrowing from our bank on a collateralized basis.

On July 15, 2004, our principal shareholder, Richard G. Honan, agreed to combine three notes owed to him by us. The new, combined amount due on the note had a due date of February 15, 2008 and the combined balance of the new note was $461,100. Of the total combined subordinated debt, $444,913 originally represented an interest-only note with a maturity date of January 1, 2005 with a 15.5% annual interest paid monthly. $16,187 was originally owed to the principal owner in the form of a 5-year term note (principal and interest paid monthly) with an original balance of $223,625 bearing 15.5% annual interest and a maturity date of September 20, 2004. The third original note had a balance of $2,843, and had a due date of August 15, 2004. The third note was a 5-year term note (principal and interest paid monthly) with an original balance of $125,000 bearing 15.5% annual interest. On July 15, 2004, the three outstanding notes had an accrued interest balance of $2,873. We agreed to make monthly payments of $14,000 for 42 months beginning August 15, 2004 and a final payment of $16,442 on February 15, 2008. This loan agreement was amended March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. This loan agreement was amended September 30, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2007. As of September 30, 2005, the total balance of subordinated debt owed to the principal owner was $338,521 bearing 15.5% annual interest, and all scheduled payments were made when due. Due to bank financing covenants, we cannot repay the principal owner the balance of the subordinated note if our total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Nine months ended September 30, 2005 versus September 30, 2004

Operating Activities: Cash provided by operating activities for the nine month period ended September 30, 2005 was approximately $29,191 compared to $197,877 during the same period in 2004. The decrease is primarily due to a decrease in net earnings an increase in the gain on sale of rental equipment of $105,993 from the previous period. We expect that cash flows from operating activities will increase during the 4th quarter.

Investing Activities: Net cash used by investing activities during the period was approximately $257,442. This was the result of the purchase of $659,705 of equipment and proceeds from the sale of equipment of $402,263. This compares to approximately $790,523 net cash used by investing during the same period in 2004 as a net result of proceeds received from the sale of equipment versus the purchase, $249,725 versus $1,040,248 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers. We anticipate that the purchase of new equipment will continue to outpace sales by approximately $100,000 during the remainder of 2005.

Financing Activities: Net cash provided by financing activities was $198,190 during the period versus $377,432 provided during the same period in 2004. $546,734 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations. $348,544 was used to pay down principal of long-term senior and subordinated debt. We anticipate financing activities will provide cash during the remainder of 2005 (primarily from utilizing existing bank financing lines of credit) for the purposes of supplementing equipment purchases.

Banking Arrangements

We have entered into a financing agreement with Commercial Federal Bank, Lee’s Summit, Missouri, that refinanced substantially all of our senior debt and reduced our subordinated debt to our principal owner. The financing agreement provided us with three separate facilities, as follows:

•
A term-loan aggregating $2,000,000 bearing a fixed interest rate of 6.19%, payable in monthly installments of $29,117 through April 2007. On January 5, 2004 this loan was converted to a line-of-credit bearing a fixed, annual interest rate of 6.19% payable monthly. Beginning on February 1, 2004, the available borrowing amount was reduced by $21,078 each month. On April 23, 2004 the outstanding balance of the equipment purchase line-of-credit, described below, was rolled into this line-of-credit and the monthly reduction in availability was modified. The balance on this line of credit was $2,130,010 as December 31, 2004. On March 30, 2005 (date of refinancing) the advances of $444,247 and additional borrowings in fiscal 2005 were also transferred to the reducing revolving line of credit. The original maturity date of the revolving line of credit was April 15, 2007 and was changed to March 30, 2008. The monthly payment was increased to $26,690 plus interest of 7.85%. On September 27, 2005 the interest rate was decreased to 7.00%. As of September 30, 2005, the balance on this line of credit was $2,401,345.71. At this time, no additional borrowings can be drawn on this reducing revolving line of credit.

•
An equipment purchase line-of-credit with a maximum borrowing amount of $500,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004. On April 23, 2004, the balance ($490,505) of this line-of-credit was transferred to the reducing line-of-credit described above. On November 29, 2004 this line of credit was renewed through April 15, 2005 with a maximum of $650,000 availability. As of December 31, 2004, this line-of-credit had a balance of $444,247.00. On March 30, 2005 the outstanding balance ($511,039.00) on this line of credit was transferred to the reducing line of credit as described above and was renewed with a maturity date of March 30, 2006. On September 27, 2005, the interest rate was changed to prime plus .25% effective September 1, 2005 and the maximum availability was increased to $750,000. The interest rate on this line of credit was 7.00% as of September 30, 2005. There were advances of $377,292 on this line of credit at September 30, 2005.

•
A working capital line-of-credit with a maximum borrowing amount of $250,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004. On April 23, 2004, this line-of-credit was renewed. This line-of-credit was again renewed on March 30, 2005 and has a maturity date of March 30, 2006. As of April 29, 2005, we had a zero balance on this line of credit. This facility is subject to a borrowing base computation based on accounts receivable and inventory balances. On September 27, 2005, the interest rate was changed to prime plus .25% effective September 1, 2005. The interest rate on this line of credit was 7.00% as of September 30, 2005. There were advances of $78,714.39 on this line of credit at September 30, 2005.

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

Our trailing twelve month debt service coverage ratio for the period ended September 30, 2005 is 1.32 : 1. We project this ratio to be greater than 1.33 for year-end.

As of September 30, 2005, our working capital ratio was .66. We anticipate this ratio to be positive at December 31, 2005 as we historically experiences increased cash balances at the end of the year and we anticipate converting the balance of the equipment purchase line to a long term note as previously done.

As of September 30, 2005, our debt-to-equity ratio was 3.13.

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

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months. As of November 12, 2005 we have agreements to purchase $264,300 of equipment in the fourth quarter of 2005.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, by which the Company registered 100,000 shares of common stock for sale to the public. The net proceeds of these shares (approximately $45,000 assuming all shares are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission declared the registration statement effective on November 12, 2004. The offering of shares is not underwritten and is being sold on a best-efforts basis. On November 9, 2005 all of these shares were purchased by Richard G. Honan, II, the president of our company.

The Company also filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, by which the Company registered up to $5,000,000 of its subordinated notes for sale to the public. The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the purchase of revenue equipment. The Commission declared the registration statement effective as of May 13, 2005. The offering of the notes is not underwritten and is being sold on a best-efforts basis. There can be no assurance that the Company will be successful in selling any of the notes to the public.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.14	Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Commercial Federal Bank dated September 27, 2005 relating to the promissory note in the principal amount of $750,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.15	Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Commercial Federal Bank dated September 27, 2005 relating to the promissory note in the principal amount of $2,401,345.71 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.16	Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Commercial Federal Bank dated September 27, 2005 relating to the promissory note in the principal amount of $250,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
---------------------------
* Previously filed with the Commission.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AT&S HOLDINGS, INC.
November 14, 2005	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
November 14, 2005	//s// Richard G. Honan, II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)