Form 10-K
period 2005-12-31
AT&S HOLDINGS INC
filed 2006-04-07
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
-------------------
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No 333-11715

          AT&S HOLDINGS, INC.
(Exact name of Small Business Registrant as specified in Its Charter)

                                     Nevada                                                     20-0472144
              (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification Number)

               3505 Manchester Trfwy.
                          Kansas City, Missouri 64129                                              (816) 765-7771
             (Address of principal executive offices) (Zip Code)                     (Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Issuer had revenues of $4,086,560 during its most recent fiscal year.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practible date:

            Date                   Class        Shares Outstanding
            03/11/2006                Common Stock - $.001 par value             1,084,167

Documents incorporated by reference:
None.

Traditional Small Business Disclosure Form (check one): [ ] Yes  [X] No

Index to Financial Statements

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (“report”) contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the “Item 1. Business—Factors That May Affect Future Results of Operations, Financial Condition or Business” section of this report. If any of the events described in “Item 1. Business—Factors That May Affect Future Results of Operations, Financial Condition or Business” occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

In this report, references to “AT&S,” the “Company,” “we,” “us,” and “our,” refer to AT&S Holdings, Inc., a Nevada corporation, and our subsidiary American Trailer & Storage, Inc., a Missouri corporation (“American Trailer”).

We provide portable, temporary storage and transportation solutions to a broad range of industrial and commercial customers in the midwestern United States through our rental fleet of over 1,800 portable storage and trailer units. We own approximately 76% of these units, while the remaining 24% are leased by us from third parties, generally under short-term rental arrangements. During 2005, approximately 73% of our revenues was generated through renting and leasing storage containers (primarily shipping containers that meet International Organization for Standardization (“ISO”) standards for ocean-going shipping containers) and semi-trailers. Fourteen percent of our revenue was generated through the sale of such equipment, and the remaining 13% was generated through ancillary services such as trucking (delivery and pick-up of our equipment) fees and maintenance fees. During 2005, approximately 36% of our revenue was generated by trucking industry customers, 16% from retail industry customers, 10% from wholesale-distribution industry customers, 7% from construction industry customers and 6% from business services industry customers. The remaining 25% was generated from customers in 71 other industries, none of which generates greater than 3% of our revenues. While we currently have two branches and operate in five states (Missouri, Kansas, Illinois, Nebraska and Iowa), we primarily concentrate our operations on the Kansas City and St. Louis metropolitan regions. In 2003, we determined to consolidate our operations to our Kansas City and St. Louis locations and we are no longer actively competing in other markets. Accordingly, we expect to discontinue our operations in Iowa and Nebraska in the near future.

Our business began operations in May 1994. Our products provide secure, accessible temporary storage and transportation for a diversified client base of over 600 customers, from 76 different industries, including retail, construction, trucking, wholesale distribution, and business services. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, the handling of peaks in shipping cycles and transportation of material to and from customers or their construction job sites. We primarily obtain our portable storage units by purchasing new and used ocean-going containers and purchasing new and used trailers from the trucking industry. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving. In addition to our rental operations, we sell new and used portable storage units and provide ancillary services.

We focus on renting instead of selling our portable storage and transportation units. We believe this focus allows us to achieve strong growth, improved profitability and increased predictability of our business. Renting equipment to our customers generates higher profit margins than does selling the same equipment; thus, as we continue to focus on generating more rental revenue, we expect our profitability to improve. Although most of our customer rental agreements are short-term in nature, our average customer keeps a unit on rent for approximately eight months; thus we are better able to predict future rental revenues than future equipment sales. We believe our rental model is highly attractive because portable storage and transportation units:

•	Provide predictable, recurring revenues from rentals,

•	Have average monthly rental rates which recoup our unit investment within an average of 20 months (assuming continuous rental at market rates),

•	Our average acquisition cost per container in our rental fleet is $2,493
•	Our average acquisition cost per trailer in our rental fleet is $3,246
•	Have useful lives exceeding 10 years, low maintenance and high residual values.

Since our inception we have increased our revenues every year. Our revenues have increased from approximately $600,000 in 1997 to approximately $4.10 million in 2005.

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

The portable storage segment differs from the fixed self-storage and warehousing segment because it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment is highly fragmented with no truly national participants. Although there are no published estimates of the size of the portable storage segment, we believe the size of the market is expanding due to increasing awareness of the advantages of portable storage. We rent, lease, and sell storage containers and semi-trailers to accommodate the portable storage needs of our customers.

Our goal is to be a leading provider of portable storage solutions in the greater Kansas City and St. Louis markets. We will also consider strategic expansion opportunities in other midwestern markets, either through internal growth or acquisitions of existing businesses, if and only if we believe we can achieve significant market penetration. We believe that our competitive strengths and growth strategy, as outlined below, will enable us to achieve our goals.

Growth Strategy

Our growth strategy consists of the following:

FOCUS ON CORE PORTABLE STORAGE RENTAL BUSINESS IN THE KANSAS CITY AND ST. LOUIS MARKETS. We will continue to focus on growing our rental business in our core Kansas City and St. Louis markets. We believe the rental business provides predictable, recurring revenue and high margins. During 2005, we experienced gross profit margins of 52%. We expect this percentage to remain stable because we do not anticipate lowering rental rates and we feel that we will be able to maintain or improve upon 2005’s fleet utilization rate of 62%. Additionally, we do not expect costs to significantly increase due to an ample supply of companies to choose from that provide repair and maintenance services.

We have the necessary overhead infrastructure in place in Kansas City and St. Louis to accommodate further revenue growth in these markets with lower marginal overhead expenses. We believe we can also increase our service and other ancillary revenues; however our core business will continue to be the rental of temporary, portable storage and transportation units. We believe there is substantial demand for our portable storage units throughout the Kansas City and St. Louis markets, which are our target markets.

GENERATE HIGH LEVELS OF INTERNAL GROWTH IN THE KANSAS CITY AND ST. LOUIS MARKETS. We will continue to focus on increasing the number of portable storage units we rent out from our Kansas City and St. Louis branches to both new and repeat customers. We have historically been able to generate strong internal growth within these markets through aggressive marketing and rental fleet growth. We believe that by increasing awareness of the benefits of portable storage through our targeted marketing and advertising programs, we can continue to increase our rental revenues and generate strong internal growth in these markets. We have phased out our branches in Des Moines, Iowa, Springfield, Missouri and Omaha, Nebraska and are no longer competing for new business in those markets. Our operations in those markets will generally continue only to the extent that we have units already out on customer rental. Once the equipment is returned, we anticipate shifting it to our Kansas City and St. Louis core markets. We believe we can increase our market share in Kansas City and St. Louis and increase revenues in these two markets. We intend to increase our fleet size in these two markets by purchasing additional equipment with funds provided by a subordinate notes offering, cash generated from operations and existing bank financing.

BRANCH EXPANSION. Although we retrenched our operations to focus only on our two core markets, we intend to use our branch model to expand to new markets throughout the Midwestern United States on a limited and very selective basis. We intend to identify new markets in the Midwestern United States where we believe demand for portable storage units is underdeveloped and where we believe we can achieve significant market penetration and a competitive market share. Small local competitors are currently serving these markets. Whenever feasible, we intend to enter a new market by acquiring the storage units and rentals of a small, local portable storage business in order to generate immediate revenue to cover overhead and forego typical branch start-up expenses. We are actively seeking such acquisitions; however, we are in the early stages of the process and are not currently engaged in any negotiations with any specific potential acquisition target companies. Any acquisition will have to meet very stringent economic requirements and justification developed by our management in consultation with the Board of Directors.

Products and Services

We primarily obtain our portable storage units by purchasing or leasing new and used ocean-going containers and purchasing new and used trailers from the trucking industry. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving. In addition to our rental operations, we sell new and used portable storage units and provide ancillary services.

We provide a wide range of products and services to meet the temporary storage needs of our customers, specifically:

Portable Storage Products:

o
Containers - We purchase or lease new, used and refurbished shipping containers from rental companies, brokers, and shipping lines. These containers are 8’ wide, 8’6” to 9’6” high and 20’ or 40’ long. The condition and age of the containers vary widely to meet the needs of our customers. We can customize containers for customers by adding such items as high security lock boxes, shelving, lighting, and electrical hook-ups.

o
Storage trailers - We purchase or lease used semi-trailers from trucking companies, rental firms and other companies with trailer fleets. These trailers are no longer useful for long, over-the-road transportation of goods. With minor repairs, these trailers are utilized for in-town cartage and storage at customers’ lots or docks, or at one of our lots. The inside dimensions range from 96”-110” wide, 96”-108” high, and 20’, 28’, 40’, 45’, 48’ or 53’ long.

o	Over-the-road trailers - We also purchase new and used semi-trailers that are capable of long-distance transportation. These units have the same dimensions as the storage trailers.

Services:

o
Delivery, pick-up and general cartage - We have the equipment to properly and safely deliver, position, and pick up shipping containers and semi-trailers. We are able to provide prompt service to our customers through an extensive network of trucking companies that we hire to complement our own drayage assets (semi-tractors and specialized semi-trailers designed to lift containers from the ground as well as transport the container) and personnel.

Each customer’s needs are different. Some may need a tractor-trailer to pick up material from a warehouse for drop at a third party site where the trailer will act as storage for several months. We believe we provide such cartage services in a timely and efficient manner.

o
On-site storage - We provide space on our own lots for storage of containers and trailers rented from us as an ancillary service to the rental of our equipment. This allows customers additional flexibility. For example, several customers use one of our lots and equipment for storage of excess merchandise because of space or zoning restrictions at our customer’s location. When a customer needs a particular unit, they call us to arrange delivery. Our trailers serve as a distribution center for certain of our customers, without the added handling and overhead costs of warehouse space.

Branch Operations

Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also seek locations that are visible from high traffic roads as an effective way to advertise our products and our name. Our branches maintain an inventory of portable storage and transportation units available for rent, and some of our branches also provide on-site storage of units under rent. The following table shows information about our branches and locations of equipment as of March 8, 2006:

Location	Functions	Rental Units	Company Personnel	Approximate Lot Size
Kansas City, MO/KS	Rental, sales, administration, on-site storage [*]	1072	12	12 acres
St. Louis, MO/IL	Rental, sales, on-site storage [*]	698	5	6 acres
Des Moines, IA	Remote rental	10	0	N/A
Springfield, MO	Remote rental	7	0	N/A
St. Joseph, MO	Remote rental	68	0	1 acre
Omaha, NE/Council Bluffs, IA	Remote rental	56	0	N/A
Total		1,911	17

[*] Customers who have the need to store semi-trailers on our lot due to space limitations at their location are permitted to do so as part of the rental service. We allow customers access to their rental equipment during regular business hours. We do not have fixed storage or warehouse space.

During 2005, we increased the number of units in the rental fleet by 271 units that was the net result of the purchase of new equipment, the sale of under-utilized equipment and the rental of non-owned equipment from third parties. During 2005, we purchased or rented approximately 730 units and returned approximately 252 non-owned and under-utilized units to companies from whom the equipment was rented, and sold approximated 207 under-utilized units from the rental fleet. Our revenue from the sale of equipment may be limited in the future if we are not able to locate similar equipment to purchase in our geographic region. This has not been the case to date; however, we have noticed an overall decrease in the supply of used containers and trailers. Our rental revenue may be limited due to the amount of equipment we are able to acquire either through purchase or rental from third parties.

Our Kansas City Branch provides overall supervisory responsibility for all activities at all of the branches. The St. Louis branch has a branch operations manager that is responsible for operational management of that branch, in addition to sales persons, driver and maintenance personnel. We do not store idle equipment in any of the other locations.

All of our lots are fenced, gated and locked during non-business hours with the exception of St. Joseph, MO, which has 24-hr security.

Sales and Marketing

As of the date of this report, we have two people at our Kansas City branch and two in St. Louis that conduct sales and marketing on a full-time basis. We utilize the following methods of advertising to target potential customers:

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

Customers

Our customer base is diverse and consists of businesses in a broad range of industries. During 2005, we rented our equipment to more than 600 customers in 76 different industries. Our largest single customer, Satellite Specialized Services (“SST”) , accounted for 29% of our total revenue in 2005 and 6% in 2004. SST rents our equipment on a unit-by-unit, short-term basis. SST uses our equipment to haul freight and cargo for disaster relief efforts. Our second largest customer, Wal-Mart, accounted for 10% of our revenue in 2005, 22% in 2004 and 27% in 2003. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis. Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location. No single Wal-Mart store accounts for more than 5% of our revenues. Our third largest customer, Mobile Storage Group (“MSG”) accounted for 5% of our revenue in 2005 and 9% in 2004. MSG rents equipment from us and then re-rents the equipment to other companies, primarily in the retail industry. MSG rents our equipment on a unit-by-unit, short-term basis; rental and trucking rates vary by location of rental. No single MSG rental location constituted more than 1% of our revenues. No other customer accounted for more than 3% of total revenue in 2005.

We target customers who can benefit from our portable storage solutions for seasonal, temporary or long-term storage needs. Because most of our customers rent equipment on a temporary basis, we anticipate and expect annual shifts in our top customers as a percentage of revenue, depending on which customers and industries experience the greatest demand in a given period. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2005 of our customers and how they use our portable storage and transportation units:

Industry*	% 2005 Revenues	Typical Customers	Typical Applications
Trucking	36%	Truck lines, Moving Companies	Transportation of goods, storage at distribution centers
General Retail	16%	Mass merchandisers, Department Stores, Discount Chains	Storage of seasonal and excess merchandise
Wholesale Distributors	10%	Auto Parts Distributors, Construction Materials, Wood Products, General Wholesale goods	Storage of excess and seasonal inventory
Construction	7%	General and sub-contractors	Storage of materials and equipment on job-sites
Business Services	6%	Equipment Rental Companies, Party Rental Companies, Janitorial Services	Re-rental to customers, storage of supplies
All others** (71 different industries)	25%	N/A	N/A
    *Based on 2 digit SIC codes    **No other industry constituted greater than 3% of revenues

Seasonality

Due to the business practices of our trucking and retail industry customers, our highest demand for rental of our portable storage and transportation units occurs generally from September through December. Many of these trucking and retail customers return the rental units to us early in the following year. As a result, we experience seasonal fluctuation in cash flow during our first and fourth quarters.

Management Information Systems

In December 1999, we upgraded all of our information systems by licensing software that uses IBM AS/400’s advanced architecture and database design.

Our current management information systems have substantially more capacity than we currently need, but provides a system capable of expanding with our business. The fully integrated system performs functions for rental and sales operations and analysis, accounts receivable, accounts payable, general ledger, purchasing, and equipment maintenance.

We utilize an Application Service Provider (“ASP”) for our customer relations management. The ASP allows our employees instant, worldwide access to customer and sales pipeline information.

A new branch can become fully integrated with the home office, with just a personal computer and an Internet connection.

Rental Terms

The majority of our customer rental agreements provide month-to-month terms. Our average monthly effective rental rate was $142 in 2005. Most of our portable storage units rent for $60 to $200 per month. Over-the-road trailers may rent for as much as $550 per month. Each rental agreement provides that the customer is responsible for the cost of delivery at inception and pickup at termination. Our rental contracts specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. The customer’s possessions stored within the portable storage unit are the responsibility of the customer. Trailers used for over-the-road purposes require that the customer provide appropriate insurance coverage and related documentation to cover us as loss payee and additional insured.

Our Markets and Competition

We face competition from several local companies in all of our current markets. Our competitors include lessors of storage units, over-the-road and storage trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of product quality and availability, rental rates and customer service. Some of our competitors have less debt, greater market share and greater financial resources and pricing flexibility than we possess. Sometimes, a competitor will lower its rental rates in one of our markets to try to gain market share. This may require us to reduce our rental rates as well, which could reduce our profitability in those markets.

In the Kansas City market, including our St. Joseph, Missouri location, we compete with approximately 20 companies that rent portable storage equipment. We estimate that we have the second largest fleet of portable storage equipment in Kansas City and maintain approximately 12% of the market. We estimate that the largest competitor maintains 35% of the market. Competition in the Kansas City market is highly fragmented. Five of the competitors are branch operations of larger companies with ten or more branches across the U.S. Two of the competitors are branch operations of companies with less than five branches. Portable storage rental is not the main business of five of the competitors, but rather a sideline to another, main business such as trucking. We estimate that only the four largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers. Our third largest customer, MSG, entered the Kansas City market as a competitor in 2005. We experienced a slight decrease in revenues from MSG in the Kansas City market in 2005 and expect a larger decrease in 2006 as MSG acquires more of its own equipment at its Kansas City branch. Due to the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

Our revenues grew by approximately 34% in the Kansas City market in 2005 over 2004. This was due to a significant increase in demand for over-the-road equipment from our largest customer in 2005, SST, which used the equipment to haul and store relief supplies to and in areas affected by the hurricanes, a general increase in demand for portable storage products and transportation equipment and a slight increase in market share. We anticipate continued growth and demand for portable storage equipment, as customers become more aware of portable storage options. We also anticipate maintaining or slightly increasing our market share in Kansas City.

In the St. Louis market, we compete with approximately 12 companies that rent portable storage equipment. We estimate that we have the second largest fleet of portable storage equipment in St. Louis and maintain approximately 13% of the market. We estimate that our largest competitor maintains 40% of the market. Competition in the St. Louis market is not as fragmented as in the Kansas City market. Portable storage rental is the main business of most of the competitors. Five of the competitors are branches of larger operations with 10 or more locations. We estimate that only the three largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers. Although MSG competes in the same business as us, MSG has been one of our largest customers over recent years due largely to MSG’s inability to adequately serve its St. Louis-area customers with its own rental fleet. However, since fall of 2004, MSG has increased its fleet capacity in the St. Louis market, and as a result, we experienced a decrease in revenues from MSG in St. Louis and expect that, not only will MSG’s business with us continue to decline, but also they will become a stronger competitor in the market. Due to the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

Our revenues decreased by approximately 2% in the St. Louis market in 2005 over 2004. This was mainly due to a decrease in demand from our second and third largest customers. We anticipate growth in 2006 in demand for portable storage equipment, as customers become more aware of portable storage options. We also anticipate maintaining or slightly increasing our market share in St. Louis, through increased advertising and product awareness. We have doubled our sales staff in St. Louis to generate and support growth.

We no longer compete for business in the Omaha, Des Moines, Springfield, MO or Wichita, KS markets. We maintain relatively few pieces of equipment in each market to service regional customers who request our services in these markets. Generally, we rent equipment from third parties in those markets to service regional customers who prefer to have us handle the logistics of rental equipment in these markets. Combined, these markets accounted for 4% of our 2005 revenues. We feel these markets may present future expansion opportunities if an acquisition of a local portable storage company becomes available under favorable terms.

Because we feel that Kansas City and St. Louis offer our company the greatest potential for growth and sustained profitable operations, we will continue to focus our resources on increasing revenues and market share in these markets. Combined, these two markets accounted for 96% of 2005 revenues. As we continue to concentrate our efforts in these two markets, our revenues and market share are likely to decline in the other geographical markets where we have a limited presence.

In addition to competition for customers, we face competition in purchasing used ocean-going containers and trailers, which we in turn use to generate rental income in our core business or resell in our secondary business of equipment sales. Several types of businesses purchase used ocean-going containers and trailers, including various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers and trailers for sale decreases, these competitors may be able to absorb an increase in the cost of equipment, while we may not be able to. If used equipment prices increase substantially, we may not be able to grow our fleet. These price increases also could increase our expenses and reduce our earnings. During 1999-2003, we did not experience a shortage of equipment available to purchase. We began to notice the supply of shipping containers decrease in 2004. This did not affect our ability to find suitable units to have available for sale and/or to add to our rental fleet in 2005; however, prices for these containers were approximately 30% higher than 2004. We saw a slight increase in supply of containers towards the end of 2005 and a subsequent drop in prices. We anticipate this trend to continue in 2006, so that we will be able to find enough containers to satisfy the demand in 2006. During 2005, we began to experience a shortage of used semi-trailers available for purchase. Although we were able to purchase or rent enough semi-trailers in 2005 to meet demand, we anticipate the shortage to continue in 2006. We may not be able to find enough semi-trailers to satisfy the demand in 2006, which will increase our prices, but also limit our revenues.

Competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. We may have to lower our rental rates because of greater competition. This would lower our profit margins. If our competitors have greater financial resources or lower operating costs, they may be able to sustain these pricing pressures better than we can. Prolonged price competition is likely to have a material adverse effect on our business and results of operations.

We have experienced competitive pricing pressure in both the Kansas City and St. Louis markets during the past four years without negatively impacting our revenues. Two larger companies with more than 30 branches acquired other competitors or opened operations in each of these markets. To rapidly gain market share, both companies, which rent mainly containers and portable offices only, lowered container rental rates for new customers. We were able to maintain our rental rates by acquiring other customers, offering the additional flexibility of trailers, and providing excellent service. Our combined revenues grew in all years since the larger companies opened branches. During the past 12 months, we have won business back from the larger competitors due to superior service and pricing of the larger competitors has remained stable.

Employees

As of the date of this report, we had approximately 17 full-time employees. Our employees are represented by the following major categories:

Management	2
Administrative	4
Sales and Marketing	4
Drivers	4
Operations/Maintenance	3

Our employees are not represented by a labor union. We consider our relations with our employees to be good. We increased our staff by approximately 42% in 2005 versus 2004. We anticipate that the new employees will help us reduce expenses as they take on work that was previously performed by outside vendors at higher costs and continue to increase revenues as we have relived more operational and administrative tasks from the sales personnel, allowing them to spend more time with current and potential customers.

In addition to our own employees, we retain several third-party vendors to perform work on our behalf. The type of work these vendors perform is trucking, repair and maintenance of the rental fleet, and buildings and grounds maintenance. These vendors are hired on an as-needed basis. For example, we hire third-party trucking companies to deliver and pick-up company equipment to/from our customers when we are not able to handle the workload with our own assets and employees in a timely manner. Third-party vendors perform a significant amount of our repair and maintenance work. Our vendors bill us either on an hourly basis or on a per job (repair job or specific trucking run) basis. We do not have any long-term contracts with any of our third-party vendors. Approximately four different vendors routinely provide trucking services for us and approximately five companies routinely provide repair and maintenance services for us.

Government Regulations

During the past five years in several municipalities in our geographic markets, our customers have been limited in the number of storage units allowed on their property and/or the length of time the equipment was stored on their properties. Although some potential revenues were lost due to such zoning regulation, we were able to provide service to most of these customers by storing the customers’ material in trailers on our lot, which were rented to them, and delivering the trailers to their location when needed. This resulted in additional trucking revenues.

Factors That May Affect Future Results of Operations, Financial Condition or Business

We have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

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

A SLOWDOWN IN THE ECONOMY COULD REDUCE DEMAND FROM OUR CUSTOMERS, WHICH WOULD NEGATIVELY IMPACT OUR PROFITABILITY.

The majority of our customers are in the trucking, retail, construction, wholesale distribution and business service industries. These industries tend to be cyclical and particularly susceptible to slowdowns in the overall economy. If an economic slowdown occurs, particularly in our markets of Kansas City and St. Louis, we are likely to experience less demand for rental and sales of our products. We depend heavily on our retail and trucking customers, therefore a significant and/or prolonged downturn in the retail or trucking industry would result in us losing substantial revenue and increase risk of accounts receivable bad debt losses. We would likely incur substantial operating losses depending on the length and severity of the downturn. Management believes these conditions would be a very serious concern and, if they occur ultimately could negatively impact our profitability.

OUR OPERATIONS ARE SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD RESULT IN CASH FLOW DEFICIENCIES DURING PERIODS OF THE YEAR.

Demand for rental of our portable storage units is stronger from September through December because large retailers need to store more inventory for the holiday season. Additionally, the hurricane season typically occurs in late summer and our largest customer experiences demand to haul relief supplies during the fall. Our retail and trucking customers usually return rental units to us early in the following year. As a result, we experience lower rental fleet utilization rates during the first quarter of each year that may result in seasonal short-term cash flow deficiencies. Such deficiencies may adversely affect our ability to service our obligations.

ADDITIONAL COMPETITION MAY DECREASE OUR PROFITABILITY.

The portable storage business is highly competitive. We compete and potentially compete with a variety of companies, many of which have significantly greater financial resources, larger rental fleets, personnel and marketing resources, and business diversity. Management is aware of similar entrepreneurial and publicly traded companies, both national and regional, that compete directly with us. We estimate that approximately 20 companies rent portable storage equipment in the Kansas City market, with approximately 12 companies competing in the St. Louis market. In both of these core markets, at least one competitor has substantially greater market share than we have. Further, the barriers to entry in the industry are relatively low, and from time to time new competitors will likely enter our markets. In such a competitive business, we may face pressure to reduce our rental rates or our sales prices in order to maintain or increase our client base. Any failure to maintain competitive pricing could result in significant declines in our business volume. Conversely, any reduction in pricing could result in reduced gross margins and could harm our net revenue and results operations if not offset by an increase in its business volume. Further, increased competition in our industry could increase demand for purchase of storage containers and trailers, which could increase our costs in purchasing units for rental or resale. These competitive pressures may negatively impact our profitability.

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

WE ARE DEPENDENT ON SEVERAL KEY CUSTOMERS FOR A MATERIAL PORTION OF OUR REVENUES.

SST alone represented approximately 29% of our revenues for the year ended December 31, 2005 and 6% for 2004. Our second largest customer, Wal-Mart accounted for 10% of our revenue in 2005, 22% in 2004 and 27% in 2003. We are highly dependent on these customers for revenues, and therefore a material decrease in their business with us for any reason would immediately cause us to lose revenues and may lead to our failure if a large portion of these revenues are not replaced. We do not expect our largest customers to continue to represent such a significant share of our revenues. Indeed, SST rental demand is driven by its disaster relief activities and revenue from Wal-Mart has decreased on a year-to-year basis over the last three years as a result of its improved inventory management. If we are unable to replace business from our significant customers from year to year, our business would be negatively affected. The loss of or diminution of these businesses as customers or the inability to continually replace business from them and our other significant customers would require immediate and substantial overhead cost reductions together with the disposal of excess equipment to mitigate the effects and prevent failure of our business. There can be no assurance that we would be able to effectively respond to any such customer loss. Management views this risk as very significant and should management not immediately implement overhead cost reductions and equipment dispersals, we would not be able to meet our obligations.

WE ARE DEPENDENT ON THIRD PARTIES WHO LEASE US MANY OF THE CONTAINERS AND TRAILERS WE USE TO GENERATE REVENUES IN OUR BUSINESS. THESE LEASES ARE GENERALLY SHORT-TERM AND WE ARE SUBJECT TO THE RISK THAT WE WILL BE UNABLE TO CONTINUE TO OBTAIN CONTAINERS AND TRAILERS FROM THIRD PARTY LESSORS ON COMMERCIALLY PRACTICABLE TERMS, IF AT ALL.

Although we own most of the containers and trailers (approximately 76%) we use in our business to generate revenue, a significant number of our units are instead leased by us from various third parties under short-term contracts. Our ability to continue to lease units from third parties on terms that permit us to in turn re-lease the units to our customers at a profit is critical to maintaining flexibility in our operations and overall profitability. Because we do not have long-term contractual commitments from any of our lessors, there can be no assurance that we will continue to be able to lease containers and trailers from third parties on commercially practicable terms, if at all. If we are not able to do so, our business could be materially and adversely impacted, increasing the risk that we will be unable to meet our obligations.

THERE IS UNCERTAINTY AND RISK IN THE SUPPLY AND PRICE OF USED OCEAN-GOING CONTAINERS AND STORAGE TRAILERS, WHICH ARE A KEY COMPONENT OF OUR PRODUCT LINE.

We purchase new and used ocean-going containers and storage trailers in order to expand our rental fleet. The availability of these containers and trailers depend in part on the level and balance of international trade (particularly between the U.S. and China) and overall demand for containers and trailers in the domestic and ocean cargo shipping business. When shipping increases, the availability of used ocean-going containers and trailers for sale often decreases and the price of available containers and trailers increases. Conversely, an oversupply of used ocean-going containers and trailers may cause their prices to fall. Further, the cost and availability of containers may be dependent upon prices for steel, aluminum and other raw materials. We are always seeking to increase and/or upgrade our rental fleet; therefore our business is affected constantly by these market pressures. Severe price fluctuations in shipping containers and trailers could harm our ability to maintain an optimum inventory of containers and trailers to operate our business, and thus adversely impact our financial results and our ability to meet our obligations.

LOSS OF KEY PERSONNEL COULD ADVERSELY IMPACT OUR OPERATIONS.

We are a small company and we have only 17 employees. We are especially dependent upon the efforts on our behalf of Richard G. Honan and Richard G. Honan II, who are executive officers and members of the board of both AT&S and American Trailer. These key employees are thoroughly knowledgeable about our industry and every aspect of our business. It is very unlikely that they could be replaced by other persons of comparable expertise or commitment. Although each of these key employees is a party to an employment agreement with us, there can be no assurance that they will continue their efforts on our behalf as directors, officers or in any other capacity. If either of these key employees was to leave us, our ability to continue to successfully continue our business, and our ability to meet our obligations, would be adversely affected.

OUR PRINCIPAL SHAREHOLDER HAS LOANED US SUBSTANTIAL AMOUNTS TO FUND OUR OPERATIONS AND GROWTH IN THE PAST AND HE MAY BE UNWILLING OR UNABLE TO CONTINUE TO PROVIDE US SUCH BORROWINGS IN THE FUTURE. FURTHER, HE MAY BE UNWILLING TO CONTINUE TO DEFER PAYMENTS DUE ON LOANS ALREADY MADE. WE MAY NOT BE ABLE TO OBTAIN ADEQUATE OUTSIDE FINANCING TO FUND OUR OPERATIONS OR HISTORICAL LEVEL OF GROWTH.

Our continued growth is dependent on the availability of financing to support increases in the size of our rental fleet. Since inception, we have supported our fleet expansion primarily with proceeds from the issuance of debt including borrowings from our principal stockholder. We cannot assure you that our future cash flow will be sufficient to fund our historical levels of growth or sustain current operations, or can we assure you that our principal stockholder will agree or be able to provide us with funding in the future. Further, although he has in the past repeatedly agreed to defer repayment of loans owed to him, he is under no obligation to do so in the future. To the extent we need to obtain additional financing, we cannot assure you that any such financing will be obtained on terms satisfactory to us or at all. Management views this as a serious risk and believes we would incur substantial increases in debt service costs and likely fail in the event that our principal shareholder requests full payment of his indebtedness and we could not find new sources of borrowing with comparable/reasonable terms.

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

ITEM 2. PROPERTIES

We do not own any real property as we lease all of our locations. We believe that satisfactory alternative properties can be found in all of our markets at the end of the lease agreements, if necessary. The following is a summary of our leased locations:

Location	Functions	Rent Paid in 2005	Property Owner	Lease Termination Date
Kansas City, MO/KS	Rental, on-site storage, sales, administration	$165,000	Manchester Properties, LLC	April 2009
St. Joseph, MO	Kansas City support lot	$9,600	Deffenbaugh Industries, Inc	Month-to-month
St. Louis, MO/IL	Rental, on-site storage, sales	$52,223 [*]	Bi-State Group, LLC	Month-to-month

[*] On January 5, 2006 we entered a three-year lease agreement with Bi-State Group, LLC to lease approximately 6 acres of lot space and 650 square feet of office space for $3,912.00 per month. This will significantly reduce our rent expense in St. Louis in 2006.

Our locations are used primarily to store our storage containers and trailers when they are not on lease off-site to a customer. We do not store idle equipment at any of the other locations. Company owned equipment that comes off rent is returned to Kansas City or St. Louis.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings, pending or threatened, to which we are a party. However, we occasionally become a party to routine claims incidental to our business. Most of these claims involve alleged damage to customers’ property while stored in units they rent from us and damage alleged to have occurred during delivery and pick-up of containers. We believe that we carry sufficient insurance to protect us against loss from these types of claims. In addition, we have in the past hired a collection agency that engages an attorney on a contingency basis to collect unpaid invoices on our behalf.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of shareholders was held on December 13, 2005 and involved the re-election of our then-current directors: Richard G. Honan and Richard G. Honan, II. Both of these individual’s term of office continued after the meeting. Each of these directors received the affirmation vote of 960,046 shares, which constituted 100% of the shares of common stock present and voted at the meeting and 88.55% of all of our issued and outstanding shares of common stock. The Company paid $15,000 in legal and accounting fees in connection with the offering.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We filed a Registration Statement on Form SB-2 (file #333-111715) with the Securities and Exchange Commission by which we registered 100,000 shares of common stock for sale to the public. The Securities and Exchange Commission declared our registration statement effective on November 12, 2004.  On November 9, 2005, all 100,000 shares being offered were sold. The net proceeds ($45,000) from the sale of these shares was used to fund the purchase of rental equipment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

We are a provider of portable storage and transportation solutions through our rental fleet of over 1,800 portable storage and transportation units through our subsidiary American Trailer. We currently have two branches and operate in Missouri, Kansas, Illinois, Nebraska and Iowa. We primarily concentrate on the Kansas City and St. Louis metropolitan regions and have phased out of actively competing in other markets to focus on these core regions.

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 600 customers in 76 different industries. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, handling peaks in shipping cycles and transporting material to and from customers’ or their construction job sites. Our largest customer, Satellite Specialized Transportation (“SST”), constituted 29% of our revenues in 2005 and 6% of our revenues in 2004. SST rents our equipment on a unit-by-unit, short-term basis. SST uses our equipment to haul cargo and freight long distances. In particular, SST has rented our equipment for transportation and storage of disaster relief supplies to victims of hurricanes and other disasters. In general, SST rents equipment for $500 per unit per month. We anticipate that SST will be our second largest customer after Wal-Mart for 2006 due to the continued large number of units rented to support the recent hurricane relief efforts.

Our second largest customer, Wal-Mart, accounted for 10% of our revenue in 2005, 22% in 2004 and 27% in 2003. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis. Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location. No single store accounts for more than 5% of our revenues. In general, a Wal-Mart store rents equipment on a four-week minimum term for $90-$135 per four weeks, depending on the type of unit and the quantity of containers rented by the particular store. The store also pays delivery and pick-up charges between $75-$400 each way, depending on the distance of the store from our location. We believe that year-to-year reduction in revenues from Wal-Mart may be indicative of a trend resulting from improvements by Wal-Mart in its inventory management.

Aside from Wal-Mart, our other largest customers tend to vary significantly from year to year. Our third largest customer in 2005, Mobile Storage Group (“MSG”) accounted for 5% of our revenues that year and 9% of our revenues in 2004. MSG rents equipment from American Trailer and then re-rents the equipment to other companies, primarily in the retail industry. MSG rents our equipment on a unit-by-unit; short-term basis; rental and trucking rates vary by location of rental. No single MSG rental location constitutes more than 1% of our revenue. In general, MSG rents equipment on a four-week minimum term, to service their customers, for $90-$135 per four weeks, depending on the type of unit and the quantity of units rented at each location. MSG also pays delivery and pick-up charges between $75 and $400 each way, depending on the distance of the customer from one of our locations. Rental and trucking rates are quoted and confirmed at issuance of purchase order by MSG. Because MSG competes with our business, we do not necessarily expect them to remain a major customer every year. Our business with MSG is dependent on MSG being unable to meet its customers’ demand for storage units from within its own inventory and, thus, leasing from us to fill the shortfall.

We primarily obtain our portable storage units by purchasing new and used ocean-going containers and purchasing new and used trailers from the trucking industry. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving. In addition to our rental operations, we sell new and used portable storage units and provide ancillary services. Although our primary business is rental of storage units and trailers, we sell units from time to time when the customer demand for purchase exists and we are able to sell at prices that exceed our cost of replacing the unit, or when we have excess inventory.

Our primary revenue source is the rental and sale of portable storage and transportation units with our focus being on the rental rather than sale of such equipment.

As noted above, our discussion and analysis in this report, and other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokes-persons contain forward-looking statements. In this report, we have used words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and other similar expressions, which identify forward-looking statements. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected or historical results. We could also be adversely affected by other factors besides those listed here.

Year ended December 31, 2005 Compared to 2004

Total revenues approximated $4,087,000 in 2005. The increase of $911,000 over 2004 total revenues represents a 29% increase. Approximately 86% of total revenues was derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.). Approximately 14%, or $580,000, of total revenues was derived from the sale of equipment, compared to $413,000, or 13% of total revenues, in 2004. A significant increase in demand from our largest customer for over the road equipment used to haul disaster relief supplies and general increase in demand for our services from companies in varied industries are primarily responsible for the increase in rental and related revenues. In addition, a general increase in the demand for our equipment from customers in varied industries is responsible for the increase in equipment sales.

Equipment sales increased $166,000 in 2005 versus 2004 due to a concentrated effort to sell older, under-utilized equipment and a general increase in demand for our equipment from customers in varied industries. Rental revenues increased $733,000, or 33%, mainly the result of a sharp increase in demand from trucking industry customers of approximately 180%, a 45% increase in demand from construction industry customers, and a 10% increase in demand from companies from 71 other industries. Rental revenues from the retail and wholesale distribution industries declined by 34% and 11.0% respectively. Drayage (trucking) revenue decreased approximately $10,000, or 2%, from the previous year. This decline is primarily due to pricing pressures from customers in the retail and construction industries and the decline in rental revenues from the retail industry. Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment, late fees, damage-waiver fees and property tax fees increased $22,000, or 25%, due primarily to an increase in demand for our services and equipment from the trucking and construction industries. We anticipate continued strong demand from varied industries, including trucking, construction and other varied industries. We also anticipate increased demand for our services and equipment from the retail industry.

Cost of sales for the twelve months ended December 31, 2005 totaled $1,955,000, an increase of 31%, as compared to the same period in 2004. Cost of sales represented 48% of total revenues in 2005 versus 47% in 2004. The cost of equipment sold increased due to the increase in total number of units sold and a general increase in cost of used containers purchased from the international shipping industry resulting from a decreased supply of used containers combined with a decreased supply of used semi-trailers available from the trucking industry resulting from increased business in the domestic shipping industry. Equipment rental expenses (comprised mainly of expenses related to rental of third party equipment and maintenance and repairs expenses not charged to customers), increased by $436,000, or 83% primarily due to an increase in the number of over-the-road semi-trailers we rented from third parties to support the increased demand from the trucking industry. Fleet maintenance expenses (included in “equipment rental” expense item) increased by approximately $125,000 due mainly to the increase in utilization of company-owned semi-trailers, which generally require more maintenance than containers. Fleet maintenance expenses mainly cover the expenses, not charged to our customers, to repair and maintain the rental fleet of containers and trailers. It is anticipated that fleet maintenance expense will increase as we continue purchasing more equipment in 2006 and work to improve the material condition of the equipment to our standards. Our three tractors did not require significant repairs in 2005. Depreciation expense increased by $28,000, or 10%, from 2004 due to an increase in the size of the rental fleet. Depreciation expenses will continue to increase as we continue to purchase equipment and expand our rental fleet. Drayage expenses decreased 13%, or $46,000, during the twelve months of 2005 versus 2004. This decrease is mainly due to our decision to conduct most of our deliveries and pick-ups with company owned assets and personnel. During 2005, we purchased two used semi-tractors and hired one additional driver. As a result, we are able to complete most of the trucking without having to use higher-cost, third party trucking companies. We expect our drayage expenses as a percentage of overall revenue to continue to decline. Maintenance expenses related to repairs charged to customers increased $13,000 or 56%, mainly as result of the increased demand for semi-trailers from the trucking industry. Gross profits increased by $449,000, or 27%, in 2005 versus 2004, representing 52% of total revenues. We anticipate that the gross margins will remain between 50 and 55% for 2006.

Operating expenses increased $260,000, or 20%, over 2004. Operating expenses represented 39% of total revenues in 2005 versus 42% in 2004. The primary reasons for the increase are an increased amount of personnel, an increase in salaries and commissions, health insurance, marketing, storage fees for equipment, property taxes, and bad debt expenses. Four additional personnel were hired to assist with operations (one operations manager in St. Louis and Kansas City each, one additional driver, and one equipment maintenance person), and one additional sales person. These five new employees represent a 42% increase in the total number of employees. We expect operating expenses to remain under 45% of total revenues for 2006, as we plan to increase the number of rental units in the fleet and the number of units on rent at any given time, without incrementally increasing operating expenses.

Interest expenses increased $26,000, or 5%, from 2004 to 2005 to $268,407. Interest expense constituted 7% of total revenues in 2005 versus 8% in 2004. This increase was primarily due to an increase in the balance of loans owed to our senior lender and an increase in interest rates on our lines of credit. We anticipate our interest expenses to increase as we expect to finance equipment purchases with bank financing. Continued increases in interest rates may also increase our interest expenses; however, these increases will likely be minimal compared to the increases due to increased balances owed as the most significant loan has fixed interest rates. Other income was primarily the result of a one-time sales tax refund of $34,000.

We had a net income of $314,000 for the twelve-month period ended December 31, 2005 versus $128,000 in 2004. Net income represented 8% of total revenues for the period versus 4% of total revenues in 2004. The increase was mainly the result of increased revenues due to an increase in demand for our products and services from varied industries, especially the trucking industry, without incremental increases in operating and interest expenses. Because we have the support infrastructure in place in Kansas City and St. Louis capable of handling a larger fleet without much additional personnel or resources, we should be able to increase our operating margins by increasing revenues in Kansas City and St. Louis without marginally increasing expenses. We anticipate that positive income trends will continue for 2006.

Liquidity and Capital Resources

Growing our rental fleet is very capital intensive. The amount of capital needed is dependent on the number of units we plan to purchase in a given period to continue growth and on building the infrastructure to support such growth. Over the year, our fleet size has been steadily increasing in size as we focused on purchasing newer equipment and selling, older, non-utilized units. Purchases of new equipment and additional staff have primarily been funded through the issuance of subordinated debt to our principal owner and equipment financing on a collateralized basis.

A note payable to the majority shareholder had a balance of $309,264 at December 31, 2005 and $419,827 at December 31, 2004, and is subordinate to our bank loans. This note was originally due January 1, 2004 and then extended to January 1, 2005. On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest, was February 15, 2008. This loan agreement was amended on March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2005 by changing the maturity date to April 15, 2007. Our majority shareholder also purchased 2005 series subordinated notes in 2005 totaling $45,000. Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated notes if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Operating Activities: Cash provided by operating activities for the twelve-month period ended December 31, 2005 was approximately $489,000 compared to $376,000 during 2004. This increase was mainly due to an increase in revenues in 2005 over 2004.

Investing Activities: Net cash used by investing activities during 2005 was approximately $388,000. This was the net result of the purchase of $924,000 of equipment and proceeds from the sale of equipment of $535,000. This compares to approximately $962,000 net cash used by investing activities during 2004 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $1,271,000 versus $309,000 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers and we anticipate that purchases will outpace sales of equipment in 2006.

Financing Activities: Net cash provided by financing activities was $89,000 during 2005 versus $400,000 in 2004. Approximately $822,000 provided from proceeds of new financing and $50,000 provided from the sale of common stock supplemented cash generated from operations to provide funds for the purchase of equipment. Approximately $783,000 was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West (formerly Commercial Federal Bank), Lee’s Summit, Missouri that refinanced substantially all of our senior debt and reduced our subordinated debt to our principal owner. The financing agreement provided us with three separate facilities, as follows:

•
A term-loan aggregating $2,000,000 bearing a fixed interest rate of 6.19%, payable in monthly installments of $29,117 through April 2007. On January 5, 2004 this loan was converted to a line-of-credit bearing a fixed, annual interest rate of 6.19% payable monthly. Beginning on February 1, 2004, the available borrowing amount was reduced by $21,078 each month. On April 23, 2004 the outstanding balance of the equipment purchase line-of-credit, described below, was rolled into this line-of-credit and the monthly reduction in availability was modified. The balance on this line of credit was $2,130,010 as December 31, 2004. On March 30, 2005 (date of refinancing) the advances of $444,247 and additional borrowings in fiscal 2005 were also transferred to the reducing revolving line of credit. The original maturity date of the revolving line of credit was April 15, 2007 and was changed to March 30, 2008. The monthly payment was increased to $26,690 plus interest of 7.85%. On September 27, 2005 the interest rate was decreased to 7.00%. As of December 31, 2005, the balance on this line of credit was $2,166,276. As of March 13, 2006, $371,620 can be drawn on this reducing revolving line of credit.

•
An equipment purchase line-of-credit with a maximum borrowing amount of $500,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004. On April 23, 2004, the balance ($490,505) of this line-of-credit was transferred to the reducing line-of-credit described above. On November 29, 2004 this line of credit was renewed through April 15, 2005 with a maximum of $650,000 availability. On March 30, 2005 the outstanding balance ($511,039.00) on this line of credit was transferred to the reducing line of credit as described above and was renewed with a maturity date of March 30, 2006. On September 27, 2005, the interest rate was changed to prime plus .25% effective September 1, 2005 and the maximum availability was increased to $750,000. The interest rate on this line of credit was 7.00% as of December 31, 2005. There were advances of $516,704 on this line of credit at December 31, 2005. As of March 13, 2006, $165,229 can be drawn on this line of credit and we are in the process of working with our bank to convert the balance, $584,771, to a long-term note and renewing this equipment purchase line of credit with a $750,000 availability. We anticipate completion of the renewal process no later than March 30, 2006.

•
A working capital line-of-credit with a maximum borrowing amount of $250,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004. On April 23, 2004, this line-of-credit was renewed. This line-of-credit was again renewed on March 30, 2005 and has a maturity date of March 30, 2006. This facility is subject to a borrowing base computation based on account receivable and inventory balances. On September 27, 2005, the interest rate was changed to prime plus .25% effective September 1, 2005. The interest rate on this line of credit was 7.00% as of December 31, 2005. This line of credit had a zero balance at December 31, 2005.

In addition, on March 30, 2005 we entered into an offering line of credit with the same bank in the amount of $150,000 to be used to purchase automobiles. The interest rate will be the bank’s auto rate at the closing date with principal and interest payable monthly.

The reducing revolving line of credit, the two lines of credit and the offering line of credit are subject to the provisions of a Security Agreement dated September 18, 2003. Covenants of this agreement provide for the personal guarantees of our majority shareholder and his wife as well as subordination of our debt obligations to the majority shareholder.

The agreement also requires us to meet certain financial covenants.

Financial Covenants

Compliance with our financial covenants under our financing agreement is determined as of December 31 of each year. We were in compliance with all restrictive covenants as of December 31, 2005 and we anticipate remaining in compliance as of December 31, 2006. Per the terms of our business loan agreements, we must comply with the following three financial covenants and ratios:

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

Our debt service coverage ratio for the period ended December 31, 2005 is 1.70 : 1. We project this ratio to be greater than 1.33 for year-end 2006.

As of December 31, 2005, our working capital ratio was 1.34. We anticipate this ratio to be above 1.0 at December 31, 2006.

As of December 31, 2005, our debt-to-equity ratio was 2.15.

We are in compliance with all restrictive loan covenants as of December 31, 2005.

All three loan covenant requirements are tested annually using our audited year-end financial statements.

The reducing line-of-credit is collateralized by a blanket lien on our assets as well as the personal guarantee by the principal owner, Richard G. Honan, and his wife, Kathleen M. Honan.

We believe our credit facilities provide us with both short and long-term liquidity, the flexibility to acquire revenue equipment on an as needed basis, and lower our overall capital costs.

We expect to acquire at least $500,000 of additional revenue equipment during 2006. As of March 13, 2006 we have agreements to purchase $89,250 of equipment in the second quarter of 2006.

We believe that our working capital, together with our cash flows from operations, borrowings under our working capital and equipment purchase lines-of-credit and other available funding sources will be sufficient to fund our operations and planned growth for at least 12 months.

Seasonality

The demand for our equipment is somewhat seasonal. This is due mainly to the seasonal demands of the retail, trucking and construction industries. Retailers demand more equipment in the third and fourth quarters of each year to handle peak inventory demands of the holiday shopping season. The trucking industry generally demands more equipment in the third and fourth quarters, and the construction industry generally demand more equipment in the second and third quarters. Most of the equipment rented by the retailers is returned early in January of each year, resulting in decreased cash flow from operations during the first half of every year. We expect this trend to continue.

Off-Balance Sheet Arrangements

We do not engage, nor plan to engage, in any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note B to our audited financial statements included in this report. The following discussion addresses our most critical accounting policies, some of which require significant judgment.

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

We recognize revenue from the sale of equipment upon delivery. Lease and lease ancillary revenues and related expenses generated under portable storage units and trailers are recognized monthly which approximates a straight-line basis. We recognize revenue from delivery, pick-up and other rental-related activities when the service is provided.

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

ITEM 7. FINANCIAL STATEMENTS

AT&S HOLDINGS, INC.

INDEPENDENT AUDITORS' REPORT

Board of Directors
AT&S Holdings, Inc.

We have audited the accompanying consolidated balance sheet of AT&S Holdings, Inc. (a Nevada corporation) and its subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AT&S Holdings, Inc. at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles applied on a consistent basis.

//s// Harold J. Nicholson, Chtd.
Harold J. Nicholson, Chtd
Overland Park, Kansas
March 6, 2006

Back to Index of Financial Statements

AT&S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2005 ASSETS
CURRENT ASSETS
Cash (note B9)	$244,908
Accounts and notes receivable
Customers (note B5)	634,742
Other	10,182
644,924
Allowance for doubtful accounts (note B5 & B11)	86,300
558,624
Inventory (note B6)	18,392
Prepaid expenses
Advertising (note B4)	32,422
Other	199,329
231,751
Total Current Assets	1,053,675

PROPERTY AND EQUIPMENT - AT COST (note B7, B11 and C)
Revenue equipment	4,502,442
Delivery equipment	278,377
Vehicles	109,621
Information systems and equipment	207,854
Office equipment	20,222
Leasehold improvements	66,011
5,184,527
Accumulated depreciation	1,633,110
3,551,417

OTHER ASSETS
Deposits	10,110

Deferred loan fees (note B13)	50,000
Accumulated amortization	35,996
14,004
24,114
Total Assets	$4,629,206
The accompanying notes are an integral part of this statement.

Back to Index of Financial Statements

AT&S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2005

LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt - other (note C)	$325,166
Line of credit (note C)	516,704
Accounts payable
Trade	398,430
Sales tax payable	7,783
406,213
Accrued liabilities
Salaries	49,978
Payroll taxes and other	1,314
Interest payable	2,476
Security deposits	500
54,268
Total Current Liabilities	1,302,351

LONG-TERM DEBT, less current maturities (note C)
Related party	309,264
Subordinated debentures - related party	45,000
Other	1,855,461
2,209,725

COMMITMENTS (note E)	-

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of $.001 par value;
issued and outstanding 1,084,167 shares (notes F and G)	1,084
Additional paid-in capital (note G)	1,081,690
Retained earnings	34,356
1,117,130
Total Liabilities and Stockholders’ Equity	$4,629,206

The accompanying notes are an integral part of this statement.

Back to Index of Financial Statements

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2005	2004
Revenues
Equipment sales	$579,613	$413,129
Equipment rental	2,969,089	2,235,917
Drayage	431,060	441,725
Maintenance	66,075	50,516
Other	40,723	34,696
Total revenues	4,086,560	3,175,983

Cost of sales
Equipment	323,664	294,234
Equipment rental	964,218	527,859
Depreciation	325,108	296,810
Drayage	305,654	351,595
Maintenance	36,159	23,121
Total Cost of Sales	1,954,803	1,493,619
Gross profit	2,131,757	1,682,364
Costs and expenses
Selling, general and administrative expense	1,504,740	1,228,363
Depreciation	80,397	97,144
	1,585,137	1,325,507
Operating Profit	546,620	356,857

Other Income (Expense)
Interest expense - related party	(57,278)	(78,143)
Interest expense - other	(211,129)	(164,319)
Other income	39,057	13,517
Gain on sale of non-revenue equipment	(2,895)	245
	(232,245)	(228,700)
Net Earnings	$314,375	$128,157

BASIC Earnings per share	$0.31	$0.13
Weighted average number of shares	998,688	984,167

DILUTED Earnings per share	$0.31	$0.13
Weighted average number of shares	998,688	984,167
The accompanying notes are an integral part of these statements

Back to Index of Financial Statements

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Retained
	Shares	Amount	in Capital	Earnings	Total

Balance at January 1, 2004	984,167	$984	$1,031,790	($408,176)	$624,598

Net earnings for the year	-	-	-	128,157	128,157

Balance at December 31, 2004	984,167	$984	$1,031,790	($280,019)	$752,755

Issuance of stock (note G)	100,000	100	-	-	100

Additional paid in capital (note G)	-	-	49,900	-	49,900

Net earnings for the year	-	-	-	314,375	314,375

Balance at December 31, 2005	1,084,167	$1,084	$1,081,690	$34,356	$1,117,130

The accompanying notes are an integral part of these statements.

Back to Index of Financial Statements

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31,

	2005	2004

Cash Flows from Operating Activities
Net income	$314,375	$128,157
Adjustments to reconcile net income to cash
provided by operating activities:
Gain on sale of equipment	(193,977)	(54,134)
Depreciation	405,505	393,964
Provision for losses on accounts receivable	93,453	51,070
Change in operating assets and liabilities:
(Increase) in accounts and notes receivable	(183,160)	(182,114)
(Increase) in prepaid expenses	(88,454)	(33,069)
Decrease in deferred loan fees (net)	12,744	14,018
Increase in accounts payable and accrued liabilities	128,447	57,727
Net Cash Provided by Operating Activities	488,933	375,619

Cash Flows from Investing Activities
Proceeds from sale of equipment	535,890	309,139
Purchase of property and equipment	(924,153)	(1,271,337)
Net Cash (Used) by Investing Activities	(388,263)	(962,198)

Cash Flows from Financing Activities
Proceeds from new financing	821,680	994,322
Principal payments of long & short term debt	(783,132)	(594,767)
Sale of common stock (note G)	100	-
Additional paid in capital (note G)	49,900	-
Net Cash Provided by Financing Activities	88,548	399,555

INCREASE (DECREASE) IN CASH	189,218	(187,024)
Cash - beginning of year	55,690	242,714
Cash - end of year	$244,908	$55,690

Interest Paid During Year
Related party	$57,572	$75,861
Other	204,831	146,895
Total	$262,403	$222,756

Back to Index of Financial Statements

NOTE A - ORGANIZATION

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

As defined in Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the above exchange is not considered a business combination. The assets and liabilities of American Trailer were initially recognized at their carrying amount in accordance with SFAS 141, Appendix D, and paragraph 12 and 18.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1)	Consolidated Statements

Per procedural guidance in SFAS No. 141, Business Combinations, Appendix D, the accompanying statements combine the financial data of AT&S and American Trailer.

The effects of intercompany transactions on the balance sheet and income statements have been eliminated.

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

For the year ended December 31, 2005, 10% of revenues was generated by one customer whose business is retail sales, 5% was generated by another customer whose business is the rental of portable storage containers, and 29% was generated by a third customer whose business is transporting freight. For the year ended December 31, 2004, 22% of revenues were generated by one customer whose business is retail sales, 9% was generated by another customer whose business is the rental of portable storage containers, and 6% was generated by a third customer whose business is transporting freight.

3)	Cost of Sales

Cost of sales in the statements of operations includes the cost of units sold on the specific identification method.

4)	Advertising Costs

All advertising is non-direct response advertising and the costs are expensed as incurred. Those costs for advertising, paid in advance, that extend beyond the year-end are recorded as a prepaid expense. Advertising expense was $108,664 and $61,171 in 2005 and 2004, respectively.

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

9)	Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be “cash equivalents”.

10)	Statements of Cash Flows

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. There has not been any recognition of impairment losses during the years ended December 31, 2005 and 2004.

13)	Deferred Loan Fees

Included in other assets are deferred loan financing fees of $50,000 associated with the cost of obtaining new financing from a bank on September 18, 2003. These fees are being amortized over the original term of the related debt (43 months), using the interest rate method, and are included in “interest expense - other” in the statement of operations. As more fully explained at Note C, the loan associated with these deferred loan fees was refinanced March 30, 2005. The difference in amortization of the fees due to the change in terms is not material and has not been changed.

14)	Impact of Recently Issued Accounting Standards

In November 2004, SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, was issued and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, was issued and becomes effective for financial statements for fiscal years ending after June 15, 2005.

In December 2004, SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, was issued and becomes effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, SFAS No. 123, Accounting for Stock-Based Compensation, was revised and becomes effective for awards granted, modified, repurchased or cancelled in interim or annual reporting periods beginning after December 15, 2005.

In May, 2005, SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after
December 15, 2005.

In February, 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, was issued and becomes effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

None of these Standards are applicable to the operations of the Company at December 31, 2005.

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

Below are the required disclosures pursuant to SFAS No. 128 for:

	Year ended
	December 31,
	2005	2004
BASIC:
Common shares outstanding,
beginning of period	984,167	984,167
Effect of weighting shares:
Weighted common shares issued	14,521	-
Weighted average number of
common shares outstanding	998,688	984,167
Net earnings	$314,375	$128,157
Earnings per share	$0.31	$0.13
DILUTED:
Common shares outstanding,
beginning of period	984,167	984,167
Effect of weighting shares:
Weighted common shares issued	14,521	-
Weighted average number of
common and common equivalent
shares outstanding	998,688	984,167
Net earnings	$314,375	$128,157
Earnings per share	$0.31	$0.13

Back to Index of Financial Statements

NOTE C - LONG-TERM DEBT

Long-term debt at the respective dates consist of:
	2005	2004

Note payable to a bank, collateralized by all inventory, chattel paper accounts, all equipment consisting of containers and trailers, vehicles and general intangibles and personal guarantee of the majority shareholder, payable in monthly installments of $26,690
plus interest at 7%, due on March 30, 2008.	$2,166,276	$2,130,011

Line of credit ($750,000) from a bank, collateralized by all inventory chattel paper, accounts, all equipment consisting of containers and trailers, vehicles and general intangibles and personal
guarantee of the majority shareholder, interest only payable monthly at prime plus .25%, due on March 30, 2006. This loan
was refinanced on March 30, 2005 as explained below.	-	444,247

Note payable to a financial institution, collateralized by a pick-up truck, payable in monthly installments of $480, including
interest at 6.99%, due on September 26, 2008.	14,351	18,962

Subordinated debentures issued with various interest rates and due
at various dates.	45,000	-

Note payable to the majority stockholder, payable in monthly installments of interest only at 15.5%, due on April 15, 2007.
This loan was combined as explained below.	309,264	419,827
	2,534891	3,013,047
Less current maturities
Related party	-	26,066
Other	325,166	296,207
	$2,209,725	$2,690,774

Bank Financing Arrangements

On September 18, 2003, American Trailer refinanced most of its debt obligations with a $2.0 million bank loan. On January 5, 2004 this note was changed from a promissory note to a reducing revolving line of credit. On March 30, 2005, the Company again refinanced this revolving line of credit as explained below.

In addition, American Trailer entered into two line of credit arrangements with the same bank that have been modified on several occasions. Currently the interest rates are prime plus .25% (7% at December 31, 2005 and 6% at December 31, 2004) on advances. Both lines of credit originally matured on April 15, 2004. The maturity dates have been subsequently extended twice. On April 23, 2004 the maturity dates of these lines of credit were originally extended to April 15, 2005. On March 30, 2005 they were further extended to March 30, 2006. The first line of credit arrangement in the amount of $500,000 is to be used for the purchase of revenue equipment. This arrangement increased to $650,000 on November 29, 2004 and to $750,000 on September 27, 2005. There were advances of $516,704 and $444,247 on this line of credit at December 31, 2005 and December 31, 2004, respectively.

The second line of credit in the amount of $250,000 is to be used for working capital purposes. There were no advances on this line of credit at December 31, 2005 and 2004.

On April 23, 2004 the advances of $164,305 and additional borrowings in fiscal 2004 were transferred to the reducing revolving line of credit, and on March 30, 2005 (date of refinancing) the advances of $444,247 and additional borrowings in fiscal 2005 were also transferred to the reducing revolving line of credit. The original maturity date of the revolving line of credit was April 15, 2007 and is now March 30, 2008. The original monthly payment of $24,302 was increased to $26,690 plus interest of 7.85% at March 30, 2005. On September 27, 2005 the interest rate was changed to 7%.

In addition, on March 30, 2005 the Company entered into an offering line of credit with the same bank in the amount of $150,000 to be used to purchase automobiles. The interest rate will be the bank’s automobile financing rate at the closing date with principal and interest payable monthly.

The reducing revolving line of credit, the two lines of credit and the offering line of credit are subject to the provisions of a Security Agreement dated September 18, 2003. Covenants of this Agreement provide for the personal guarantees of the majority shareholder of AT&S and his wife as well as subordination of American Trailer’s debt obligations to the majority shareholder of AT&S.

The agreement also required American Trailer to have a minimum debt service coverage ratio of 1.25. This is to be calculated as EBITDA divided by CMLTD plus interest expense. EBITDA is defined as earnings before interest, depreciation, and amortization and CMLTD plus interest expense is defined as current maturities of all term debt plus all interest expenses associated with all debt.

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

The Company was in compliance with all covenants (as amended) as of the required measurement dates of December 31, 2005 and 2004.

Shareholder Financing Arrangements

The note payable to the majority shareholder, of $309,264 at December 31, 2005 and $419,827 at December 31, 2004 is subordinate to the bank loan. This loan was originally due January 1, 2004 and then extended to January 1, 2005. On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest was February 15, 2008. This loan agreement was amended on March 15, 2005. The amended agreement required monthly payments of interest only (15.5% per year) and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2005 by changing the maturity date to April 15, 2007.

Subordinated Debentures

Effective May 13, 2005, AT&S Holdings, Inc. began offering subordinated notes to the public. The notes vary in amount, interest rate, which is payable monthly, and length of time. The aggregate principal amount of the notes is not to exceed five million dollars. The notes are unsecured and subordinate to any and all other indebtedness.

At December 31, 2005, a note in the amount of $20,000, including interest at 9.5% and due November 2, 2015 had been issued to the majority shareholder and a note in the amount of $25,000, including interest at 9.75% and due December 7, 2015 had been issued to a company owned by the majority shareholder.

The aggregate amounts of maturities for all long-term borrowings are as follows:

                         Year Ending December 31                      Long-term Debt Requirements
                    2006                            $ 325,166
                    2007                         $ 842,252
                    2008                            $ 1,839,177
                    2009                            $ -
                    2010                            $ -

NOTE D - COMMITMENTS

American Trailer leases office and yard space at 3505 Manchester Trafficway, Kansas City, Missouri, from an unrelated party. The rent was $13,000 per month through March of 2005, and in April 2005, the rent increased to $14,000 per month. The lease expires on March 31, 2009. Rent expense on this property was $165,000 and $156,000 for the years ended December 31, 2005 and 2004, respectively.

In addition, American Trailer leases various facilities and yard space on a monthly basis from various other companies. Related rent expense was $66,138 and $44,480 for the years ended December 31, 2005 and 2004, respectively.

Future minimum rental commitments are as follows:

                          Year Ended December 31                    Amount
                    2006                             $168,000
                    2007                             $177,000
                    2008                             $180,000
                    2009                             $ 45,000
                    2010                            -

NOTE E - RETIREMENT PLAN

A Simple IRA Plan to which both American Trailer and eligible employees contribute was established on March 2, 1997. Employee contributions, which are based upon compensation, are voluntary and cannot exceed the annual maximum amount allowed by the Internal Revenue Code. American Trailer matches 100% of employee contributions up to 3% of employee compensation. Retirement contribution expense was $17,504, and $16,384 for the years ended December 31, 2005, and 2004, respectively.

NOTE F - STOCK OPTION AND INCENTIVE PLAN

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

No stock, stock appreciation rights or options have been issued or granted at December 31, 2005.

NOTE G - RELATED PARTY TRANSACTIONS

On November 9, 2005, an officer of the Company purchased 100,000 shares of the Company’s registered common stock at the offering price of $.50 per share ($50,000).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our accounting controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SCTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and directors, including their ages as of the date of this report, are as follows:

NAME	AGE	POSITION

Richard G. (Dick) Honan	70	Chairman of the Board of Directors, Chief Executive Officer, and Treasurer

Richard G. (Rick) Honan II	35	Director, Chief Financial Officer, Chief Operating Officer and President

Our by-laws provide for the Board of Directors to be composed of two directors. Each director serves until the next annual shareholders’ meeting and thereafter until his or her successor is duly elected and qualified. Board members receive no compensation for service as a Board Member; however reasonable costs and expenses for attending Board meetings are reimbursed. Our Board of Directors, on an annual basis in conjunction with the annual shareholders’ meeting, appoints our executive officers.

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

Richard G. (Rick) Honan II- Mr. Honan received a Bachelor of Arts degree from the University of Kansas through a Naval Reserve Officer’s Training Corps (NROTC) Scholarship and attended the University of Maryland’s Business School. Mr. Honan has been a member of the Board of Directors and Chief Financial Officer and Secretary of AT&S Holdings, Inc. since its formation (December 2003), and has also been the Chief Operating Officer and President since June 2005. He has served as the Chief Financial Officer, Secretary and a member of the Board of Directors of our subsidiary, American Trailer & Storage, Inc., since 2001. American Trailer has employed Mr. Honan since 1999. He has worked in operations and sales, and is currently involved with marketing, information systems management, and finance. Mr. Honan also served on active duty in the United States Navy as a Supply Officer from 1994-1999 and continues to serve in the reserves. Mr. Honan, who holds the rank of Lieutenant Commander, was recalled to active duty in 2003 for six months and served in the Middle East. Mr. Honan has never been a director or officer of any other public reporting company. Mr. Honan is the son of Richard G. Honan, who is our Chief Executive Officer and the Chairman of the Board of Directors.

Audit Committee and Financial Expert

Our Board of Directors functions as our audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document. Richard G. Honan II qualifies as a financial expert, however does not qualify as independent. We have not expanded the board of directors to add additional independent directors.

Code of Ethics

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. Upon request, we will provide to any person without charge a copy of our code of ethics. Requests should be made in writing to our principal accounting officer at the Company’s Kansas City, Missouri address.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation we paid our chief executive officer during each of our last three fiscal years. No other of our executive officers received total compensation in excess of $100,000 during fiscal year 2005.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Other annual compensation	Long-term compensation	All other compensation
Richard G. (Dick) Honan, CEO, Chairman & Treasurer	2005	$88,329				$3,840 [a	]
	2004	$83,077				$7,321 [a	]
	2003	$11,931	-	-	-	$159,613 [b	]

 -----------------------------------------
[a] Represents the personal usage of an automobile owned by us.

[b] Includes the personal usage of automobiles aggregating $8,755 and $150,858 representing the estimated value of common stock purchase warrants granted to Mr. Honan on July 8, 2003.

Options Grants

On January 5, 2004, we established a Stock Option and Incentive Plan (the “Plan”), covering all of our employees and the employees of American Trailer. The Plan is designed to attract, retain and motivate individuals (employees, directors, consultants and advisors) to devote themselves to our future success. All employees, members of the Board of Directors, consultants and advisors are eligible to participate in the Plan, subject to the discretionary approval of the Board of Directors. The maximum number of shares which may be granted pursuant to the Plan is 5,000,000. Specific terms of each grant are to be determined by the Board at the date of each grant. As of March 14, 2006, no awards or grants under this plan have been granted or approved by the Board of Directors.

Employment Agreements

All of our officers, including our chief executive officer, have employment agreements. All of these agreements are substantially similar (except for compensation amounts). The terms of the employment agreements are effective on the date of the agreements and continue after termination of employment, with respect to non-competition and confidentiality covenants for periods ranging from eighteen months to thirty-six months. The agreements define the employment duties of the officer and establish compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning the beneficial ownership of shares of our common stock as of the date of this report, for (a) each person known to us to be a beneficial owner of the Common Shares in excess of 5%; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT--Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

Name and address of beneficial owner (1)	Number of shares	Percentage of ownership

Richard G. (Dick) Honan 3505 Manchester Trfwy. Kansas City, Missouri 64129	856,200	78.97%

Jeffrey N. Orr 11732 E. 72nd Street Kansas City, Missouri 64133	124,121	11.45%

Richard G. (Rick) Honan II 3505 Manchester Trfwy. Kansas City, Missouri 64129	103,846	9.58%

All directors and executive officers as a group (2 people)	960,046	88.55%

(1)
The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly they may include securities owned by or for, among others, the spouse and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (Column a)	Weighted-average exercise price of outstanding options, warrants and rights (Column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	5,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	5,000,000

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard G. Honan has provided loans to us on several occasions. The outstanding balances of such borrowings aggregated $512,863 as of December 31, 2003. Such borrowings bear interest at 15.5%, and have been subordinated to our primary lender. On July 15, 2004, Mr. Honan agreed to combine the three notes evidencing the loans. The new note has a due date of February 15, 2008. On August 12, 2004 the new note had an outstanding balance of $461,100 bearing interest at 15.5% per year. On that date, we agreed to pay Mr. Honan monthly payments of $14,000 for 42 months beginning August 15, 2004 and a final payment of $16,442 on February 15, 2008. This loan agreement was amended March 15, 2005 and subsequently amended on September 30, 2005. The amended agreement requires monthly payments of interest only and the principal amount is due April 15, 2007. On December 31, 2005 the new note had a balance of $309,264.

Due to bank financing covenants, Mr. Honan cannot be repaid the balance of the new note if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

On December 31, 2003, to effect our re-organization into a holding company structure, our Board of Directors approved and completed a stock exchange agreement with American Trailer. Our Board of Directors, officers and shareholders were identical to those of American Trailer at the date of the transaction and therefore the companies were under common control. The exchange agreement provided for AT&S Holdings to issue 984,167 shares of its common stock for 100% of the outstanding shares of American Trailer. Subsequent to that transaction, we became the parent of American Trailer.

ITEM 13. EXHIBITS

The following documents are filed as exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION
--------------	-----------------------------------------------------------

3.01 *	Articles of Incorporation of AT&S.

3.02 *	Bylaws of AT&S.

10.01*	Form of container rental agreement.

10.02*	Form of trailer rental agreement.

10.03*	Lease agreement dated February 21, 2002 by and between Financial Credit Corporation D/B/A American Trailer & Storage and Manchester Properties, LLC.

10.04*	$2,534,796 term loan agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank.

10.05*	$650,000 equipment purchase line of credit agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank.

10.06*	$250,000 working capital line of credit agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank.

10.07*	Business Loan Agreement dated March 30, 2005 by and between American Trailer & Storage, Inc. and Commercial Federal Bank.

10.08*	Commercial Security Agreement dated September 18, 2003 by and between Financial Credit Corporation D/B/A American Trailer & Storage, Inc. and Commercial Federal Bank.

10.09*	Commercial Guarantee Agreement dated September 18, 2003 by and between Financial Credit Corporation D/B/A American Trailer & Storage, Inc., Richard G. Honan and Commercial Federal Bank.

10.10*	Exchange agreement dated December 31, 2003 by and between Richard G. Honan and AT&S Holdings, Inc.

10.11*	Exchange agreement dated December 31, 2003 by and between Richard G. Honan II and AT&S Holdings, Inc.

10.12*	Exchange agreement dated December 31, 2003 by and between Jeffrey N. Orr and AT&S Holdings, Inc.

10.13*	Subordinated loan agreement dated March 15, 2005 by and between Richard G. Honan and AT&S Holdings, Inc.

10.14*
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Commercial Federal Bank dated September 27, 2005 relating to the promissory note in the principal amount of $750,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.15*
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Commercial Federal Bank dated September 27, 2005 relating to the promissory note in the principal amount of $2,401,345.71 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.16*
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Commercial Federal Bank dated September 27, 2005 relating to the promissory note in the principal amount of $250,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.17	Lease agreement dated January 06, 2006 by and between American Trailer & Storage, Inc. and Bi-State Group, LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer dated March 31, 2006.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer dated March 31, 2006.

32.1	Section 1350 Certification of the Chief Executive Officer dated March 31, 2006.

32.2	Section 1350 Certification of the Chief Financial Officer dated March 31, 2006.
---------------------------
*Incorporated herein from and previously filed with the Securities and Exchange Commission (Registration Statement No. 333-111715)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $36,931 and $35,019, respectively.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Tax Fees.

 The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $832 and $1,080, respectively. These fees related to the preparation of federal and state income tax returns.

All Other Fees.

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004.

Our Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2005, were approved by the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&S HOLDINGS, INC.

Date: March 31, 2006   By:  //s// Richard G. Honan
                    Richard G. Honan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
//s// Richard G. Honan Richard G. Honan	Chairman, Chief Executive Officer	March 31, 2006
//s// Richard G. Honan, II Richard G. Honan, II	President, Chief Financial Officer, Principal Accounting Officer	March 31, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

We have not sent, and do not intend to send, to our security holders any annual report to security holders covering our last fiscal year. In addition, we have not sent any proxy statement, form of proxy or other proxy soliciting material to more than ten of our security holders with respect to any annual or other meeting of security holders.