Form 10QSB
period 2006-03-31
AT&S HOLDINGS INC
filed 2006-05-15
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------
FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 Manchester Trafficway
Kansas City, Missouri 64129
(Address of Principal or
Executive Offices)

(816) 765-7771
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                                               Class                                            Shares Outstanding
05/01/2006                                            Common stock - $ .001 par value               1,084,167

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	December 31, 2005	March 31, 2006
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$244,908	$85,933
Accounts and notes receivable
Customers	634,742	422,394
Other	10,182	4,972
	644,924	427,366
Allowance for doubtful accounts	86,300	86,300
	558,624	341,066
Inventory	18,392	50,322
Prepaid Advertising	32,422	28,417
Other Prepaid Expenses	199,329	275,325
Total Current Assets	1,053,675	781,063

PROPERTY AND EQUIPMENT - AT COST
Revenue equipment	4,502,442	4,594,390
Delivery equipment	278,377	278,377
Vehicles	109,621	109,621
Information systems and equipment	207,854	207,854
Office equipment	20,222	20,222
Leasehold improvements	66,011	66,011
	5,184,527	5,276,475
Accumulated depreciation	1,633,110	1,694,418
	3,551,417	3,582,057
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	35,996	38,955
	14,004	11,045
	24,114	21,155
Total Assets	$4,629,206	$4,384,275

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:
	December 31, 2005	March 31, 2006
CURRENT LIABILITIES	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$
Current maturities of long-term debt - other	325,166	$387,370
Line of credit	516,704	0
Accounts payable
Trade	398,430	277,290
Sales tax payable	7,783	9,518
	406,213	286,808
Accrued liabilities
Salaries	49,978	29,764
Payroll taxes and other	1,314	2,277
Interest payable	2,476	1,979
Security deposits	500	500
Property taxes	-	4,500
	54,268	39,020
Total Current Liabilities	1,302,351	713,198

LONG-TERM DEBT, less current maturities
Related party	309,264	278,858
Subordinated debentures - related party	45,000	45,000
Other	1,855,461	2,093,677
Subordinated debentures - other	-	41,000
	2,209,725	2,458,535

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
1,084,167 shares	1,084	1,084
Additional paid-in capital	1,081,690	1,081,690
Retained earnings	34,356	129,768
	1,117,130	1,212,542
Total Liabilities and Stockholders’ Equity	$4,629,206	$4,384,275

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
REVENUE:	March 31, 2005	March 31, 2006
Equipment sales	$160,300	$156,011
Equipment rental	426,447	865,404
Drayage	110,223	95,579
Maintenance	5,797	52,984
Other	8,994	11,159
Total revenue	711,761	1,181,137

COST OF SALES:
Equipment	80,149	90,879
Equipment rental	74,743	310,864
Depreciation	76,374	86,263
Drayage	83,834	85,066
Maintenance	4,958	8,153
Total cost of sales	320,058	581,225
Gross profit	391,703	599,912

COSTS AND EXPENSES:
Selling, general and administrative expenses	346,882	431,307
Depreciation expense	21,986	13,616
	368,868	444,923
Operating profit	22,835	154,989

OTHER INCOME (EXPENSE):
Interest expense - related party	(15,848)	(11,921)
Interest expense - other	(43,359)	(49,168)
Gain (Loss) on sale of non-revenue equipment	451	0
Other income	1,017	1,512
	(57,739)	(59,577)

Net Earnings (Loss)	$(34,904)	$95,412

BASIC net earnings (loss) per share	$(0.04)	$0.09
Weighted average shares outstanding	984,167	1,084,167

DILUTED net earnings (loss) per share	$(0.04)	$0.09
Weighted average shares outstanding	984,167	1,084,167

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
MARCH 31, 2006.

	Common	Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2006	1,084,167	$1,084	$1,081,690	$34,356	$1,117,130

Net earnings for the period (unaudited)	-	-	-	$95,412	$95,412

Balance at March 31, 2006 (unaudited)	1,084,167	$1,084	$1,081,690	$129,768	$1,212,542

 The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2006
	THREE MONTHS ENDED
	March 31, 2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	($34,904)	$95,412
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(55,713)	(43,607)
Depreciation	98,360	99,879
Provision for losses on accounts receivable	1,172	4,254

Change in operating assets and liabilities:
Decrease in accounts and notes receivable	141,253	213,303
(Increase) decrease in prepaid expenses	3,287	(103,921)
Decrease in deferred loan fees (net)	3,314	2,959
(Decrease) in accounts payable and accrued liabilities	(140,305)	(134,652)
Net cash and cash equivalents provided by operating activities	16,464	133,627

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment	128,050	105,161
Purchase of property and equipment	(107,450)	(192,073)
Net cash and cash equivalents provided (used) by investing activities	20,600	(86,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	66,792	41,000
Principal payments on long and short-term debt	(133,440)	(246,690)
Net cash and cash equivalents (used) by financing activities	(66,648)	(205,690)

(DECREASE) IN CASH	(29,584))	(158,975)
Cash - beginning of period	55,690	244,908
Cash - end of period	$26,106	$85,933

Interest paid during the period:
Related party	$15,934	$12,584
Other	46,212	$45,678
Total interest	$62,146	$58,262

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

We are providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of March 31, 2006, and for the three months ended March 31, 2006 and 2005. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with our annual financial statements, notes and accounting policies included in the Company's most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2006.

The effects of inter-company transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

BANKING ARANGEMENTS

On March 28, 2006, we changed the terms of our lines of credit and signed an additional term loan with our current bank. The interest rate on our reducing revolving line of credit was reduced to 6.70% per annum. Our operating line of credit was extended to March 30, 2007 and its interest rate was reduced to prime. The balance of the equipment purchase line of credit, $584,771 was transferred to a new term loan with terms described below. The equipment purchase line of credit’s maturity date was extended to March 30, 2007 and its interest rate was reduced to prime. The new term loan is a fixed interest rate loan in the amount of $584,771.00 dated March 28, 2006 with a maturity date of March 30, 2009. This loan requires 35 consecutive monthly payments of interest and principal of $8,904.71 each, beginning April 30, 2006 with interest on the unpaid balances at an interest rate of 7.15%, and one principal and interest payment of $378,849.70 on March 30, 2009, with interest on the unpaid balances at an interest rate of 7.15%. This loan had a balance of $584,771.00 on March 31, 2006.

SUBORDINATED NOTES

We filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby we registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to March 31, 2006, we sold six notes in the aggregate principal amount of $86,000. For the quarter ended March 31, 2006 we sold four notes in the aggregate principal amount of $41,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through March 31, 2006 were approximately $126,000.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED, IN THE SECTION CAPTIONED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

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

Three months ended March 31, 2006 versus March 31, 2005

Our revenues totaled $1,181,137 for the three months ended March 31, 2006. The increase of $469,376 versus the same period in 2005 represents a 65.9% increase. Approximately 86.8%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.). Approximately 13.2%, or $156,011, of total revenues was derived from the sale of equipment, compared to $160,300, or 22.5% of total revenues during the same period in 2005. Revenues from equipment sales decreased during the period due to a general decrease in demand for equipment purchases from companies in varied industries.

We generated rental revenues of $865,404 during the three month period ending March 31, 2006 versus $426,447 during the same period in 2005. The increase in rental revenue of $438,957, or 102.9%, was a result of an increase in demand for our equipment, particularly from the trucking and construction industries, offsetting decreases in demand from the retail and wholesale distribution industries. Drayage (trucking) revenue decreased $14,644, or 13.3%, to $95,579 during the three-month period versus the previous year. This decrease is due to a decrease increase in the numbers of rentals requiring pick-up as more units stayed on rent compared to the previous period and a slight decrease in pricing of delivery and pick-up services. We anticipate that drayage rates will hold steady. Maintenance revenues increased $47,187 or 24.1% during the period due to the general increase in rental activity.

Other revenues, which consist primarily late fees, damage-waiver fees and property tax fees increased $2,165, or 24.1% due primarily to a general increase in rental activity, which increases ancillary revenues such as damage waiver and property tax fees.

Cost of sales for the three months ended March 31, 2006 totaled $581,225, an increase of 81.6%, as compared to the same period in 2005. Cost of sales represented 49.2% of total revenues for the period versus 44.9% during the same period 2005. The cost of equipment sold increased $10,730 or 13.39% due to the increase our cost to purchase equipment. Gross margins on equipment sales, as a result, decreased from 50.0% to 41.7% as we were not able to marginally increase our prices commensurate with our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, increased by $236,121, or 315.9%, for the period. The increase was primarily due to the increase in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2005. We significantly increased the amount of trailers rented to one customer in particular, who is engaged in hauling cargo and disaster relief supplies to areas affected by the recent hurricanes. We expect the equipment rental expense to decline over the next six months as the need for trailers used in relief efforts of the 2005 hurricane season units diminishes. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses increased $3,195 or 64.4% during the period to $8,153. This increase is primarily the result of an increase in the number of owned and re-rented over-the-road semi-trailers in the fleet versus the same period in 2005 and turnover in rentals of semi-trailers, requiring additional maintenance to ensure rental worthiness for the new customers.

Depreciation expense increased $9,889, or 12.9%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses increased $1,232, or 1.5% during the period due to an increase in fuel, but offset by a reduction in drayage expenses paid to third parties because of our increase in the number of owned delivery semi-tractors compared to 2005. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $208,209, or 53.5%, during the three months ended March 31, 2006 versus 2005, representing 50.8% of total revenues and totaling $599,912. The increase in gross profits is mainly due to the increase in equipment rental revenue. As the availability of new and used shipping containers decreases, we should to be able to continue to command higher prices for our equipment, however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be approximately 50% for the 12 months of 2006, as the third and fourth quarters typically has higher utilization and profitability.

Operating expenses increased $76,055, or 20.6%, during the three month period ended March 31, 2006 versus the same period in 2005. Operating expenses represented 37.7% of total revenues versus 51.8% for the same period in 2005. The increase is primarily due to increases in salaries, employee benefits including health insurance, and advertising. Depreciation expense (on non-revenue equipment) decreased by $8,370, or 38.1% due to a decrease in company automobiles. We expect operating expenses to be under 40% of total revenues for 2006, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Interest expense increased $1,882 or 3.2%, during the three months ended March 31, 2006 versus the same period in 2005 to $61,089. Interest expense constituted 5.17% of total revenues versus 8.32% during the same period in 2005. This increase is primarily due to an increase in the amount of our bank debt for purchases of new equipment and to an increase in subordinated debt. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net income of $95,412 for the three-month period ended March 31, 2006 versus a net loss of $34,904 for the same period in 2005. This net income represents 8.1% of total revenues for the period versus a net loss of 4.9% of total revenues during the same period in 2005. The increase in net income is primarily attributable to the increase in rental revenues without marginal increases in expenses as described above. We anticipate a positive net income for 2006 as gross profits historically increase each quarter and operating expenses should not marginally increase.

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

Three months ended March 31, 2006 versus March 31, 2005

Operating Activities: Cash provided by operating activities for the three month period ended March 31, 2006 was approximately $133,627 compared to $16,464 during the same period in 2005. The increase is primarily due to an increase in net earnings and a decrease in accounts and notes receivable. We expect that cash flows from operating activities will increase during the remainder of 2006.

Investing Activities: Net cash used by investing activities during the period was approximately $86,912. This was the net result of proceeds received from the sale of rental equipment versus the purchase, $105,161 versus $192,073 respectively. This compares to approximately $20,600 net cash provided by investing during the same period in 2005 as a net result of proceeds received from the sale of equipment versus the purchase, $128,050 versus $107,450 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers. We anticipate that the purchase of new equipment will continue to outpace sales by approximately $200,000 during the remainder of 2006.

Financing Activities: Net cash provided by financing activities was $205,690 during the period versus $66,648 provided during the same period in 2005. $41,000 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations. $133,440 was used to pay down principal of long-term senior and subordinated debt. We anticipate financing activities will provide cash during the remainder of 2006 (primarily from utilizing existing bank financing lines of credit and issuance of subordinated notes) for the purposes of supplementing equipment purchases.

Banking Arrangements

We have entered into a financing agreement with Bank of the West (formerly Commercial Federal Bank), Lee’s Summit, Missouri that refinanced substantially all of our senior debt and reduced our subordinated debt to our principal owner. The financing agreement provided us with four separate facilities, as follows:

•
A term-loan aggregating $2,000,000 bearing a fixed interest rate of 6.19%, payable in monthly installments of $29,117 through April 2007. On January 5, 2004 this loan was converted to a line-of-credit bearing a fixed, annual interest rate of 6.19% payable monthly. Beginning on February 1, 2004, the available borrowing amount was reduced by $21,078 each month. On April 23, 2004 the outstanding balance of the equipment purchase line-of-credit, described below, was rolled into this line-of-credit and the monthly reduction in availability was modified. The balance on this line of credit was $2,130,010 as December 31, 2004. On March 30, 2005 (date of refinancing) the advances of $444,247 and additional borrowings in fiscal 2005 were also transferred to the reducing revolving line of credit. The original maturity date of the revolving line of credit was April 15, 2007 and was changed to March 30, 2008. The monthly payment was increased to $26,690 plus interest of 7.85%. On September 27, 2005 the interest rate was decreased to 7.00%, and again decreased on March 28, 2006 to 6.70%. As of March 31, 2006, the balance on this line of credit was $1,896,275.71. As of March 31, 2006, $371,620 can be drawn on this reducing revolving line of credit.

•
An equipment purchase line-of-credit with a maximum borrowing amount of $500,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004. On April 23, 2004, the balance ($490,505) of this line-of-credit was transferred to the reducing line-of-credit described above. On November 29, 2004 this line of credit was renewed through April 15, 2005 with a maximum of $650,000 availability. On March 30, 2005 the outstanding balance ($511,039.00) on this line of credit was transferred to the reducing line of credit as described above and was renewed with a maturity date of March 30, 2006. On September 27, 2005, the interest rate was changed to prime plus .25% effective September 1, 2005 and the maximum availability was increased to $750,000. On March 28, 2006, the balance on this line of credit ($584,771.00) was transferred to a new term loan as described below. Also on March 28, 2006, the maturity date of this line of credit was extended to March 30, 2007 and the interest rate was changed to prime. There were no advances on this line of credit at March 31, 2006. As of March 31, 2006, $750,000 can be drawn on this line of credit. The interest rate on this line of credit was 7.50% as of March 31, 2006.

•
A fixed interest rate term loan in the amount of $584,771.00 dated March 28, 2006 with a maturity date of March 30, 2009. The loan was the result of transferring the balance of the equipment purchase line-of-credit on March 28, 2006 as described above. This loan requires 35 consecutive monthly payments of interest and principal of $8,904.71 each, beginning April 30, 2006 with interest on the unpaid balances at an interest rate of 7.15%, and one principal and interest payment of $378,849.70 on March 30, 2009, with interest on the unpaid balances at an interest rate of 7.15%. This loan had a balance of $584,771.00 on March 31, 2006.

•
A working capital line-of-credit with a maximum borrowing amount of $250,000, which bears variable interest at prime plus .75% with an expiration date of April 15, 2004. On April 23, 2004, this line-of-credit was renewed. This line-of-credit was again renewed on March 28, 2006 and has a maturity date of March 30, 2007. The interest rate on this line of credit was reduced to prime on March 28, 2006. This facility is subject to a borrowing base computation based on account receivable and inventory balances. On September 27, 2005, the interest rate was changed to prime plus .25% effective September 1, 2005. The interest rate on this line of credit was 7.50% as of March 31, 2006. This line of credit had a zero balance at March 31, 2006.

In addition, on March 30, 2005 we entered into an offering line of credit with the same bank in the amount of $150,000 to be used to purchase automobiles. The interest rate will be the bank’s auto rate at the closing date with principal and interest payable monthly.

The reducing revolving line of credit, the two lines of credit, the term loan and the offering line of credit are subject to the provisions of a Security Agreement dated September 18, 2003. Covenants of this agreement provide for the personal guarantees of our majority shareholder and his wife as well as subordination of our debt obligations to the majority shareholder.

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

Our trailing twelve month debt service coverage ratio for the period ended March 30, 2006 is 1.72 : 1. We project this ratio to be greater than 1.33 for year-end.

As of March 30, 2006, our working capital ratio was 2.72.

As of March 30, 2006, our debt-to-equity ratio was 1.78.

We are in compliance with all restrictive covenants as of the most recent date required to be tested; the audited financial statements as of and for the year ended December 31, 2005.

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

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months. As of April 27, 2006 we have agreements to purchase $205,000 of equipment in the third and fourth quarter of 2005.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to March 31, 2006, we sold six notes in the aggregate principal amount of $86,000. For the quarter ended March 31, 2006 we sold four notes in the aggregate principal amount of $41,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through March 31, 2006 were approximately $126,000.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.18
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $750,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.19
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $2,534,795.71 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.20
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $250,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.21
Business Loan Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $584,771 dated March 38, 2006 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.22	Promissory Note from AT&S Holdings, Inc. and American Trailer & Storage, Inc. to Bank of the West dated March 28, 2006 in the principal amount of $584,771 dated March 38, 2006.
31.1	Certification of Chief Executive Officer Pursuant Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
---------------------------
* Previously filed with the Commission.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AT&S HOLDINGS, INC.
May 15, 2006	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
May 15, 2006	//s// Richard G. Honan, II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)