Form 10KSB/A
period 2005-12-31
AT&S HOLDINGS INC
filed 2006-08-15
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X]	AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
-------------------
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

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

The Issuer had revenues of $4,086,560 during its most recent fiscal year.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practible date:

Date    Class      Shares Outstanding
08/15/2006   Common Stock - $.001 par value   1,084,167

Documents incorporated by reference:
None.

Traditional Small Business Disclosure Form (check one): [ ] Yes  [X] No

AT&S HOLDINGS, INC.
EXPLANATORY NOTE

This amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005 initially filed with the Securities and Exchange Commission (SEC) on April 7, 2006 is being filed to reflect changes to the Management Discussion and Analysis of Financial Condition and Results of Operation and Risk Factors sections requested by SEC staff. The primary changes involve additional disclosure of certain risk factors, discussion of S corporation tax status, expanded discussion of certain business relationships, and clarification of our banking arrangements. These changes were requested during a staff review of a post-effective amendment filed on Form SB-2/A on June 5, 2006 to our registration of callable subordinated notes on Form SB-2 on May 10, 2005. Except with respect to these matters, the Financial Statements in this Form 10-KSB/A do not reflect any events that have occurred after the 2005 Form 10-KSB was filed.

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

We provide portable, temporary storage and transportation solutions to a broad range of industrial and commercial customers in the midwestern United States through our rental fleet of over 1,800 portable storage and trailer units. We own approximately 76% of these units, while the remaining 24% are leased by us from third parties, generally under short-term rental arrangements. During 2005, approximately 73% of our revenues was generated through renting and leasing storage containers (primarily shipping containers that meet International Organization for Standardization (“ISO”) standards for ocean-going shipping containers) and semi-trailers. Approximately 93% of the containers in our fleet meet ISO standards. Fourteen percent of our revenue was generated through the sale of such equipment, and the remaining 13% was generated through ancillary services such as trucking (delivery and pick-up of our equipment) fees and maintenance fees. During 2005, approximately 36% of our revenue was generated by trucking industry customers, 16% from retail industry customers, 10% from wholesale-distribution industry customers, 7% from construction industry customers and 6% from business services industry customers. The remaining 25% was generated from customers in 71 other industries, none of which generates greater than 3% of our revenues. While we currently have two branches and operate in five states (Missouri, Kansas, Illinois, Nebraska and Iowa), we primarily concentrate our operations on the Kansas City and St. Louis metropolitan regions. In 2003, we determined to consolidate our operations to our Kansas City and St. Louis locations and we are no longer actively competing in other markets. Accordingly, we expect to discontinue our operations in Iowa and Nebraska in the near future.

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

Our goal is to be a leading provider of portable storage solutions in the greater Kansas and City and St. Louis markets. We will also consider strategic expansion opportunities in other midwestern markets, either through internal growth or acquisitions of existing businesses, if and only if we believe we can achieve significant market penetration. We believe that our competitive strengths and growth strategy, as outlined below, will enable us to achieve our goals.

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

BRANCH EXPANSION. Although we retrenched our operations to focus only on our two core markets, we intend to use our branch model to expand to new markets throughout the Midwestern United States on a limited and very selective basis. We intend to identify new markets in the Midwestern United States where we believe demand for portable storage units is underdeveloped and where we believe we can achieve significant market penetration and a competitive market share. Small local competitors are currently serving these markets. Whenever feasible, we intend to enter a new market by acquiring the storage units and rentals of a small, local portable storage business in order to generate immediate revenue to cover overhead and forego typical branch start-up expenses. We are actively seeking such acquisitions, however, we are in the early stages of the process and are not currently engaged in any negotiations with any specific potential acquisition target companies. Any acquisition will have to meet very stringent economic requirements and justification developed by our management in consultation with the Board of Directors.

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

The following tables summarize the acquisition and disposition of units in our rental fleet:

2004	Start of Year	Units Bought or Rented	Units Sold or Returned	End of Year
Owned Containers	583	156	92	647
Rented Containers	554	12	201	365
Owned Trailers	354	261	90	525
Rented Trailers	183	28	38	173
Total Units	1,674	457	421	1,710

2005	Start of Year	Units Bought or Rented	Units Sold or Returned	End of Year
Owned Containers	647	213	73	787
Rented Containers	365	55	26	394
Owned Trailers	525	178	72	631
Rented Trailers	173	318	299	192
Total Units	1,710	764	470	2,004

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

Customers

Our customer base is diverse and consists of businesses in a broad range of industries. During 2005, we rented our equipment to more than 600 customers in 76 different industries. Our largest single customer, Satellite Specialized Services, (“SST”) accounted for 29% of our total revenue in 2005 and 6% in 2004. SST rents our equipment on a unit-by-unit, short-term basis. SST uses our equipment to haul freight and cargo for disaster relief efforts. Our second largest customer, Wal-Mart, accounted for 10% of our revenue in 2005, 22% in 2004 and 27% in 2003. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis. Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location. No single Wal-Mart store accounts for more than 5% of our revenues. Our third largest customer, Mobile Storage Group (“MSG”) accounted for 5% of our revenue in 2005 and 9% in 2004. MSG rents equipment from us and then re-rents the equipment to other companies, primarily in the retail industry. MSG rents our equipment on a unit-by-unit, short-term basis; rental and trucking rates vary by location of rental. No single MSG rental location constituted more than 1% of our revenues. No other customer accounted for more than 3% of total revenue in 2005.

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

In the Kansas City market, including our St. Joseph, Missouri location, we compete with approximately 20 companies that rent portable storage equipment. We estimate that we have the second largest fleet of portable storage equipment in Kansas City and maintain approximately 12% of the market. We estimate that the largest competitor maintains 35% of the market. Competition in the Kansas City market is highly fragmented. Five of the competitors are branch operations of larger companies with ten or more branches across the U.S. Two of the competitors are branch operations of companies with less than five branches. Portable storage rental is not the main business of five of the competitors, but rather a sideline to another, main business such as trucking. We estimate that only the four largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers. Our third largest customer, MSG, entered the Kansas City market as a competitor in 2005. We experienced a slight decrease in revenues from MSG in the Kansas City market in 2005 and expect a larger decrease in 2006 as MSG acquires more of its own equipment at its Kansas City branch. While the barriers to enter our business are relatively low, the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts that rent more than 50 units at a time are high. Therefore, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

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

In the St. Louis market, we compete with approximately 12 companies that rent portable storage equipment. We estimate that we have the second largest fleet of portable storage equipment in St. Louis and maintain approximately 13% of the market. We estimate that our largest competitor maintains 40% of the market. Competition in the St. Louis market is not as fragmented as in the Kansas City market. Portable storage rental is the main business of most of the competitors. Five of the competitors are branches of larger operations with 10 or more locations. We estimate that only the three largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers. Although MSG competes in the same business as us, MSG has been one of our largest customers over recent years due largely to MSG’s inability to adequately serve its St. Louis-area customers with its own rental fleet. However, since fall of 2004, MSG has increased its fleet capacity in the St. Louis market, and as a result, we experienced a decrease in revenues from MSG in St. Louis and expect that not only will MSG continue to decline as a customer for us, but also they will become a stronger competitor in the market. While the barriers to enter our business are relatively low, the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts that rent more than 50 units at a time are high. Therefore, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

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

In addition to competition for customers, we face competition in purchasing used ocean-going containers and trailers, which we in turn use to generate rental income in our core business or resell in our secondary business of equipment sales. Several types of businesses purchase used ocean-going containers and trailers, including various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers and trailers for sale decreases, these competitors may be able to absorb an increase in the cost of equipment, while we may not be able to. If used equipment prices increase substantially, we may not be able to grow our fleet. These price increases also could increase our expenses and reduce our earnings. During 1999-2003, we did not experience a shortage of equipment available to purchase. We began to notice the supply of shipping containers decrease in 2004. This did not affect our ability to find suitable units available for sale and/or to add to our rental fleet in 2005, however, prices for these containers were approximately 30% higher than 2004. We saw a slight increase in supply of containers towards the end of 2005 and a subsequent drop in prices. We anticipate this trend to continue in 2006. We anticipate that we will be able to find enough containers to satisfy the demand in 2006. During 2005, we began to experience a shortage of used semi-trailers available for purchase. Although we were able to purchase or rent enough semi-trailers in 2005 to meet demand, we anticipate the shortage to continue in 2006, and we may not be able to find enough semi-trailers to satisfy the demand in 2006, which will increase our prices, but also limit our revenues.

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

Factors That May Affect Future Results of Operations, Financial Condition or Business

We have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. Factors that could cause or contribute to such differences include those factors described below.

WE ARE A COMPANY WITH A HIGH AMOUNT OF DEBT; THEREFORE FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST COST, DECREASE OUR PROFITABILITY.

Our operations are capital intensive and we operate with a high amount of debt relative to our size. Our high amount of debt makes us vulnerable to increases in prevailing interest rates. Increases in interest rates will increase our overall interest costs and impact our profitability. As of December 31, 2005 the amount of our debt subject to floating rates is $516,704.00.

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

WE ARE DEPENDENT ON SEVERAL KEY CUSTOMERS FOR A MATERIAL PORTION OF OUR REVENUES. WE EXPECT OUR THREE LARGEST CUSTOMERS TO PRODUCE A DECLINING PERCENTAGE OF REVENUES IN THE YEARS AHEAD.

SST alone represented approximately 29% of our revenues for the year ended December 31, 2005 and 6% for 2004. Our second largest customer, Wal-Mart accounted for 10% of our revenue in 2005, 22% in 2004 and 27% in 2003. We are highly dependent on these customers for revenues, and therefore a material decrease in their business with us for any reason would immediately cause us to lose revenues and might lead to our failure if a large portion of these revenues are not replaced. We do not expect our largest customers to continue to represent such a significant share of our revenues. Indeed, SST rental demand is driven by its disaster relief activities and revenue from Wal-Mart has decreased on a year-to-year basis over the last three years as a result of its improved inventory management. Our third largest customer, Mobile Storage Group, is in all likelihood transitioning from a customer to a competitor. If we are unable to replace business from our significant customers from year to year, our business would be negatively affected. The loss of or diminution of these businesses as customers or the inability to continually replace business from them and our other significant customers would require immediate and substantial overhead cost reductions together with the disposal of excess equipment to mitigate the effects and prevent failure of our business. There can be no assurance that we would be able to effectively respond to any such customer loss. Management views this risk as very significant and should management not immediately implement overhead cost reductions and equipment dispersals, we would not be able to meet our obligations.

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

WE HAVE ELECTED TO BE TAXED UNDER THE PROVISIONS OF SUBCHAPTER S OF THE INTERNAL REVENUE CODE. THE CURRENT CORPORATION RULES MAY LIMIT OUR ABILITY TO RAISE EQUITY FUNDS AND EXPAND OUR OPERATIONS IN THE FUTURE.

We currently have three shareholders. We chose S Corporation status because the significant tax losses generated due to the equipment depreciation on a tax basis are passed through to the shareholders. This has allowed our shareholders to defer some personal taxes and invest those saving into the business. Current S-corporation rules limit the number of shareholders allowed in a corporation to 100 and only allow one class of stock. In the future, these limitations may limit our ability to raise equity funds and expand our operations. We do not feel these limitations are a significant risk to internally growing our current operations, however, we may miss out on a significant and/or sizable future acquisition opportunity if we could not raise enough equity capital within the constraints of S corporation rules.

Should we decide to change our tax status to that of a C-Corporation, it would not have an immediate impact on our financial condition, results of operations, or cash flows. If we curtailed our equipment purchases, we would incur tax liabilities at the then-current corporate tax rate.

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

ITEM 2. PROPERTIES

We do not own any real property as we lease all of our locations. We believe that satisfactory alternative properties can be found in all of our markets at the end of the lease agreements, if necessary. The following is a summary of our leased locations:

Location	Functions	Rent Paid in 2005	Property Owner	Lease Termination Date
Kansas City, MO/KS	Rental, on-site storage, sales, administration	$152,000	Manchester Properties, LLC	April 2009
St. Joseph, MO	Kansas City support lot	$9,600	Deffenbaugh Industries, Inc	Month-to-month
St. Louis, MO/IL	Rental, on-site storage, sales	$52,223 [*]	Bi-State Group, LLC	Month-to-month

[*] On January 5, 2006 we entered a three-year lease agreement with Bi-State Group, LLC to lease approximately 6 acres of lot space and 650 square feet of office space for $3,912.00 per month. This will significantly reduce our rent expense in St. Louis in 2006.

Our locations are used primarily to store our storage containers and trailers when they are not on lease off -site for a customer. We do not store idle equipment at any of the other locations. Company owned equipment that comes off rent is returned to Kansas City or St. Louis.

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

We are a provider of portable storage and transportation solutions through our rental fleet of over 1,800 portable storage and transportation units through our subsidiary American Trailer. We currently have two branches and operate in Missouri, Kansas, Illinois, Nebraska and Iowa. We primarily concentrate on the Kansas City and St. Louis metropolitan regions. We phased out of actively competing in other markets to focus on these core regions because we felt our resources could be more profitable focusing our efforts in the larger markets of Kansas City and St. Louis. We feel there are opportunities for growth in other Midwestern markets when our capital and human resources are adequate to handle external branch expansion.

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 600 customers in 76 different industries. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, handling peaks in shipping cycles and transporting material to and from customers’ or their construction job sites. Our largest customer, Satellite Specialized Transportation (“SST”), constituted 29% of our revenues in 2005 and 6% of our revenues in 2004. SST rents our equipment on a unit-by-unit, short-term basis. SST uses our equipment to haul cargo and freight long distances. In particular, SST has rented our equipment for transportation and storage of disaster relief supplies to victims of hurricanes and other disasters. In general, SST rents equipment for $500 per unit per month. We anticipate that SST will be our second largest customer after Wal-Mart for 2006 due to the continued large number of units rented to support the recent hurricane relief efforts. Because the disaster relief business is mainly short term, we do not purchase equipment specifically for this purpose and should not, therefore, have material amounts of idle equipment should natural disasters not occur in any given year. We mainly rent equipment owned by other entities under agreement with the other entities to supply SST with trailers. The trailers are turned back over to the other entities when SST is finished using them for disaster relief duties.

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

We do not expect our largest customers to continue to represent such a significant share of our revenues. Indeed, SST rental demand is driven by its disaster relief activities and revenue from Wal-Mart has decreased on a year-to-year basis over the last three years as a result of its improved inventory management. Our third largest customer, Mobile Storage Group, is in all likelihood transitioning from a customer to a competitor. If we are unable to replace business from our significant customers from year to year, our business would be negatively affected. The loss of or diminution of these businesses as customers or the inability to continually replace business from them and our other significant customers would require immediate and substantial overhead cost reductions together with the disposal of excess equipment to mitigate the effects and prevent failure of our business. There can be no assurance that we would be able to effectively respond to any such customer loss. Management views this risk as very significant and should management not immediately implement overhead cost reductions and equipment dispersals, we would not be able to meet our obligations. We do not expect a significant impact to our financial condition in the next 12 months resulting from a decrease in business from our largest customers. We expect SST to continue to rent equipment on a seasonal, on-going basis for disaster preparedness; and disaster relief efforts, should conditions warrant such. We do not expect Wal-Mart’s demand for equipment to decrease in a significantly short period of time. We also anticipate the demand for equipment in other industries to cyclically increase from year to year, as had occurred in the past, and we anticipate that these increases will be substantial enough to replace revenues from industries that demand has declined in a given year.

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

Equipment sales increased $166,000 in 2005 versus 2004 due to a concentrated effort to sell older, under-utilized equipment and a general increase in demand for our equipment from customers in varied industries. Rental revenues increased $733,000, or 33%, mainly the result of a sharp increase in demand from trucking industry customers of approximately 180%, a 45% increase in demand from construction industry customers, and a 10% increase in demand from companies from 71 other industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. (The line item “Gain on Sale of Equipment’ on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-rental equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

Rental revenues from the retail and wholesale distribution industries declined by 34% and 11.0% respectively. Drayage (trucking) revenue decreased approximately $10,000, or 2%, from the previous year. This decline is primarily due to pricing pressures from customers in the retail and construction industries and the decline in rental revenues from the retail industry. Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment, late fees, damage-waiver fees and property tax fees increased $22,000, or 25%, due primarily to an increase in demand for our services and equipment from the trucking and construction industries. We anticipate continued strong demand from varied industries, including trucking, construction and other varied industries. We also anticipate increasing our market share of the retail industry’s equipment rental expenditures in our markets (as of July 8, 2006, rental revenue generated from our retail customers is 92.6% of the total rental revenue generated from our retail customers for the entire twelve months of 2005).

Cost of sales for the twelve months ended December 31, 2005 totaled $1,955,000, an increase of 31%, as compared to the same period in 2004. Cost of sales represented 48% of total revenues in 2005 versus 47% in 2004. The cost of equipment sold increased due to the increase in total number of units sold and a general increase in cost of used containers purchased from the international shipping industry resulting from a decreased supply of used containers combined with a decreased supply of used semi-trailers available from the trucking industry resulting from increased business in the domestic shipping industry. Equipment rental expenses (comprised mainly of expenses related to rental of third party equipment and maintenance and repairs expenses not charged to customers), increased by $436,000, or 83% primarily due to an increase in the number of over-the-road semi-trailers we rented from third parties to support the increased demand from the trucking industry. Fleet maintenance expenses (included in “equipment rental” expense item) increased by approximately $125,000 due mainly to the increase in utilization of company-owned semi-trailers, which generally require more maintenance than containers. Fleet maintenance expenses mainly cover the expenses, not charged to our customers, to repair and maintain the rental fleet of containers and trailers. It is anticipated that fleet maintenance expense will increase as we continue purchasing more equipment in 2006 and work to improve the material condition of the equipment to our standards. Our three tractors did not require significant repairs in 2005. Depreciation expense increased by $28,000, or 10%, from 2004 due to an increase in the size of the rental fleet. Depreciation expenses will continue to increase as we continue to purchase equipment and expand our rental fleet. Drayage expenses decreased 13%, or $46,000, during the twelve months of 2005 versus 2004. This decrease is mainly due to our decision to conduct most of our deliveries and pick-ups with company owned assets and personnel. During 2005, we purchased two used semi-tractors and hired one additional driver. As a result, we are able to complete most of the trucking without having to use higher-cost, third party trucking companies. We expect our drayage expenses as a percentage of overall revenue to continue to decline. Maintenance expenses related to repairs charged to customers increased $13,000 or 56%, mainly a result of the increased demand for semi-trailers from the trucking industry. Gross profits increased by $449,000, or 27%, in 2005 versus 2004, representing 52% of total revenues. We anticipate that the gross margins will remain between 50 and 55% for 2006.

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

Overall interest expenses increased $26,000, or 5%, from 2004 to 2005 to $268,407. Interest expense constituted 7% of total revenues in 2005 versus 8% in 2004. This increase was primarily due to an increase in the balance of loans owed to our senior lender and an increase in interest rates on our lines of credit. “Interest expense - Related Party” (interest accrued due our principal shareholder) decreased $20,865, or 26.7% due to a decrease in the amount owed to the related party. “Interest Expense - Other” (interest accrued to our bank) increased $46,810, or 28.5% due to increased balances owed to our bank and increased interest rates on our floating lines of credit. We anticipate our interest expenses to increase as we expect to finance equipment purchases with bank financing. Continued increases in interest rates may also increase our interest expenses; however, these increases will likely be minimal compared to the increases due to increased balances owed as the majority of our balances have fixed interest rates. Other income was primarily the result of a one-time sales tax refund of $34,000.

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

Operating Activities: Cash provided by operating activities for the twelve-month period ended December 31, 2005 was approximately $489,000 compared to $376,000 during 2004. This increase was mainly due to an increase in revenues in 2005 over 2004. We had a gain on sale of revenue equipment of $193,977 in 2005 versus $54,134 in 2004. This was our net gain, after depreciation, on the sale of equipment from our rental fleet.

Investing Activities: Net cash used by investing activities during the 2004 was approximately $388,000. This was the net result of the purchase of $924,000 of equipment and proceeds from the sale of equipment of $535,000. Proceeds from the sale of equipment includes proceeds from both the rental fleet (revenue equipment) and non-revenue equipment. This compares to approximately $962,000 net cash used by investing activities during 2004 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $1,271,000 versus $309,000 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers and we anticipate that purchases will outpace sales of equipment in 2006.

Financing Activities: Net cash provided by financing activities was $89,000 during 2005 versus $400,000 in 2004. Approximately $822,000 provided from proceeds of new financing and $50,000 provided from the sale of common stock supplemented cash generated from operations to provide funds for the purchase of equipment during the year ended December 31, 2005. Approximately $763,000 and $595,000 in the years ended December 31, 2005 and 2004, respectively, was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West, Lee’s Summit, Missouri. The financing agreement provides us with a reducing revolving line-of-credit, an equipment purchase line-of-credit, a working capital line-of-credit, and an automobile line-of-credit.

•
Reducing Revolving Line-of-Credit -- The current maturity date of our reducing revolving line-of-credit is March 30, 2008. The monthly reduction in availability is $26,690 with an interest rate of 6.70%. As of December 31, 2005, the outstanding balance on this line of credit was $2,166,275.71 with $101,620 available funds.

•
Equipment Purchase Line-of-Credit - The equipment purchase line-of-credit provides us with capital to purchase revenue producing equipment. The interest rate on this line of credit is prime (7.50% as of December 31, 2005). As of December 31, 2005, the outstanding balance on this line-of-credit was $516,704 with $233,296 available. This line of credit expires March 28, 2007.

•
Working Capital Line-of-Credit - The working capital line-of-credit provides capital to cover short-term cash flow needs. The interest rate on this line of credit is prime (7.50% as of December 31, 2005). As of December 31, 2005, the outstanding balance on this line-of-credit was $0 with $250,000 available.

•
Automobile Line-of-Credit - The automobile line-of-credit is to be used for purchasing corporate automobiles. The interest rate is the bank’s auto rate at the closing date. As of December 31, 2005, the outstanding balance on this line-of-credit was $0 with $150,000 available to be drawn down.

The following table summarizes our banking lines-of-credit and term loans:

Credit Facility	Interest Rate	Amount Available as of December 31, 2005	Balance outstanding as of December 31, 2005
Reducing Revolving Line-of-Credit	6.70%	$101,620	$2,166,275.71
Equipment Purchase Line-of-Credit	prime*	$233,296	$516,704.00
Working Capital Line-of-Credit	prime*	$250,000	$0.00
Automobile Offering Line-of-Credit	Variable	$150,000	$0.00

*7.25% as of December 31, 2005.

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

We are in compliance with all restrictive covenants as of December 31, 2005.

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

S Corporation Status

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. As such, we have not provided any income tax provision in the financial statements because, as an S corporation, net earnings and losses are passed-through to the shareholders. Provided below is a pro forma condensed consolidated income statement of earnings for the most recent fiscal year and subsequent interim period that depicts our financial results of operations to the extent that we would no longer meet the requirements of an S corporation.

Pro Forma Condensed Consolidated Statements Of Earnings

	Year Ended	Three Months Ended
	December 31, 2005	March 31, 2006
Revenues	$4,086,560	$1,181,137
Cost of Sales	1,954,803	581,225
Gross profit	2,131,757	599,912

Selling , general and administrative expenses	1,585,137	444,923
Operating Profit	546,620	154,989
Other (Expense)	(232,245)	(59,577)
Earnings before income taxes	314,375	95,412
Income taxes
Currently payable	0	0
Deferred	122,195	37,390
	122,195	37,390
Net Earnings	$192,180	$58,022
BASIC Earnings per share	$0.19	$0.05
Weighted average number of shares	998,688	1,084,167

DILUTED Earnings per share	$0.19	$0.05
Weighted average number of shares	998,688	1,084,167

We currently have three shareholders. We chose S Corporation status because the significant tax losses generated due to the equipment depreciation on a tax basis are passed through to the shareholders. This has allowed our shareholders to defer some personal taxes and invest those saving into the business. Current S-corporation rules limit the number of shareholders allowed in an S corporation to 100 and only allow one class of stock. In the future, these limitations may limit our ability to raise equity funds and expand our operations. We do not feel these limitations are a significant risk to internally growing our current operations, however, we may miss out on a significant and/or sizable future acquisition opportunity if we could not raise enough equity capital within the constraints of S-corporation rules.

Should we decide to change our tax status to that of a C-Corporation, it would not have an immediate impact on our financial condition, results of operations, or cash flows. If we curtailed our equipment purchases, we would incur tax liabilities at the then-current corporate tax rate.

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

ITEM 7. FINANCIAL STATEMENTS

AT&S HOLDINGS, INC.

INDEPENDENT AUDITORS' REPORT

Board of Directors
AT&S Holdings, Inc.

We have audited the accompanying consolidated balance sheet of AT&S Holdings, Inc. (a Nevada corporation) and its subsidiary as of December 31, 2005, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AT&S Holdings, Inc. at December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2005	2004
Revenues
Equipment sales	$579,613	$413,129
Equipment rental	2,969,089	2,235,917
Drayage	431,060	441,725
Maintenance	66,075	50,516
Other	40,723	34,696
Total revenues	4,086,560	3,175,983

Cost of sales
Equipment	323,664	294,234
Equipment rental	964,218	527,859
Depreciation	325,108	296,810
Drayage	305,654	351,595
Maintenance	36,159	23,121
Total Cost of Sales	1,954,803	1,493,619
Gross profit	2,131,757	1,682,364
Costs and expenses
Selling, general and administrative expense	1,504,740	1,228,363
Depreciation	80,397	97,144
	1,585,137	1,325,507
Operating Profit	546,620	356,857

Other Income (Expense)
Interest expense - related party	(57,278)	(78,143)
Interest expense - other	(211,129)	(164,319)
Other income	39,057	13,517
Gain (loss) on sale of non-revenue equipment	(2,895)	245
	(232,245)	(228,700)
Net Earnings	$314,375	$128,157

BASIC Earnings per share	$0.31	$0.13
Weighted average number of shares	998,688	984,167

DILUTED Earnings per share	$0.31	$0.13
Weighted average number of shares	998,688	984,167
The accompanying notes are an integral part of these statements

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Retained
	Shares	Amount	in Capital	Earnings	Total

Balance at January 1, 2004	984,167	$984	$1,031,790	($408,176)	$624,598

Net earnings for the year	-	-	-	128,157	128,157

Balance at December 31, 2004	984,167	$984	$1,031,790	($280,019)	$752,755

Issuance of stock (note G)	100,000	100	-	-	100

Additional paid in capital (note G)	-	-	49,900	-	49,900

Net earnings for the year	-	-	-	314,375	314,375

Balance at December 31, 2005	1,084,167	$1,084	$1,081,690	$34,356	$1,117,130

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

All advertising is non-direct response advertising. Those costs for advertising, paid in advance, that extend beyond the year end are recorded as a prepaid expense. The costs are expensed the first time that the advertising takes place, which is expected to occur in the next operating cycle. Advertising expense was $108,664 and $61,171 in 2005 and 2004, respectively.

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

The Company has adopted SFAS No. 128, Earnings per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods reported. Diluted earnings per common share are determined assuming the potential dilution of the exercise of warrants into common stock. There were no warrants outstanding at December 31, 2005 and 2004.

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

Richard G. (Rick) Honan II- Mr. Honan received a Bachelor of Arts degree from the University of Kansas through a Naval Reserve Officer’s Training Corps (NROTC) Scholarship and attended the University of Maryland’s Business School. Mr. Honan has been a member of the Board of Directors and Chief Financial Officer of AT&S Holdings, Inc. since its formation (December 2003). Mr. Honan became Chief Operating Officer and President of AT&S Holdings, Inc. in June 2005. He has also served as the Chief Financial Officer, Secretary and a member of the Board of Directors of our subsidiary, American Trailer & Storage, Inc., since 2001. American Trailer has employed Mr. Honan since 1999. He has worked in operations and sales, and is currently involved with marketing, information systems management, and finance. Mr. Honan also served on active duty in the United States Navy as a Supply Officer from 1994-1999 and continues to serve in the reserves. Mr. Honan, who holds the rank of Lieutenant Commander, was recalled to active duty in 2003 for six months and served in the Middle East. Mr. Honan has never been a director or officer of any other public reporting company. Mr. Honan is the son of Richard G. Honan, who is our Chief Executive Officer and the Chairman of the Board of Directors.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Other annual compensation	Long-term Compensation	All other compensation
Richard G. (Dick) Honan, CEO, Chairman & Treasurer	2005	$88,329				$ 3,840 [a]
	2004	$83,077				$ 7,321 [a]
	2003	$11,931	-	-	-	$ 159,613 [b]

 -----------------------------------------
[a] Represents the personal usage of an automobile owned by us.

[b] Includes the personal usage of automobiles aggregating $8,755 and $150,858 representing the estimated value of common stock purchase warrants granted to Mr. Honan on July 8, 2003.

Options Grants

On January 5, 2004, we established a Stock Option and Incentive Plan (the “Plan”), covering all of our employees and the employees of American Trailer. The Plan is designed to attract, retain and motivate individuals (employees, directors, consultants and advisors) for the purpose of devoting themselves to our future success. All employees, members of the Board of Directors, consultants and advisors are eligible to participate in the Plan, subject to the discretionary approval of the Board of Directors. The maximum number of shares which may be granted pursuant to the Plan is 5,000,000. Specific terms of each grant are to be determined by the Board at the date of each grant. As of March 14, 2006, no awards or grants under this plan have been granted or approved by the Board of Directors.

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

Due to bank financing covenants, Mr. Honan cannot be repaid the balance of the new note if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment. Mr. Honan is under no obligation to continue to provide such loans in the future.

On December 31, 2003, to effect our re-organization into a holding company structure, our Board of Directors approved and completed a stock exchange agreement with American Trailer. Our Board of Directors, officers and shareholders were identical to those of American Trailer at the date of the transaction and therefore the companies were under common control. The exchange agreement provided for us to issue 984,167 shares of its common stock for 100% of the outstanding shares of American Trailer. Subsequent to that transaction, we became the parent of American Trailer.

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

10.17*	Lease agreement dated January 06, 2006 by and between American Trailer & Storage, Inc. and Bi-State Group, LLC.
31.1	Certification of Chief Executive Officer pursuant to rule 15a-14(a)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.
---------------------------
•	Incorporated herein from and previously filed with the Securities and Exchange Commission (Registration Statement No. 333-111715)

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

AT&S HOLDINGS, INC.

Date: August 15, 2006   By:  //s// Richard G. Honan
                    Richard G. Honan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
//s// Richard G. Honan Richard G. Honan	Chairman, Chief Executive Officer	August 15, 2006
//s// Richard G. Honan, II Richard G. Honan, II	President, Chief Financial Officer, Principal Accounting Officer	August 15, 2006

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