Form 10QSB/A
period 2006-03-31
AT&S HOLDINGS INC
filed 2006-08-15
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------
FORM 10-QSB/A

[x]	AMMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                      Class                                        Shares Outstanding
08/15/2006              Common stock - $ .001 par value                   1,084,167

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

AT&S HOLDINGS, INC.
EXPLANATORY NOTE

This amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 initially filed with the Securities and Exchange Commission (SEC) on May 15, 2006 is being filed to reflect changes to the Management Discussion and Analysis of Financial Condition and Results of Operation and Risk Factors sections requested by SEC staff. The primary changes involve additional disclosure of certain risk factors, discussion of S corporation tax status, expanded discussion of certain business relationships, and clarification of our banking arrangements. These changes were requested during a staff review of a post-effective amendment filed on Form SB-2/A on June 5, 2006 to our registration of callable subordinated notes on Form SB-2 on May 10, 2005. Except with respect to these matters, the Financial Statements in this Form 10-QSB/A do not reflect any events that have occurred after the 2005 Form 10-QSB was filed.

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

3

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

6

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
MARCH 31, 2006.

	Common	Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2006	$1,084,167	$1,084	$1,081,690	$34,356	$1,117,130

Net earnings for the period (unaudited)	-	-	-	$95,412	$95,412

Balance at March 31, 2006 (unaudited)	$1,084,167	$1,084	$1,081,690	$129,768	$1,212,542

 The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2006
	THREE MONTHS ENDED
	March 31, 2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	($34,904)	$95,412
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(55,713)	(43,607)
Depreciation	98,360	99,879
Provision for losses on accounts receivable	1,172	4,254

Change in operating assets and liabilities:
Decrease in accounts and notes receivable	141,253	213,303
(Increase) decrease in prepaid expenses	3,287	(103,921)
Decrease in deferred loan fees (net)	3,314	2,959
(Decrease) in accounts payable and accrued liabilities	(140,305)	(134,652)
Net cash and cash equivalents provided by operating activities	16,464	133,627

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment	128,050	105,161
Purchase of property and equipment	(107,450)	(192,073)
Net cash and cash equivalents provided (used) by investing activities	20,600	(86,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	66,792	41,000
Principal payments on long and short-term debt	(133,440)	(246,690)
Net cash and cash equivalents (used) by financing activities	(66,648)	(205,690)

(DECREASE) IN CASH	(29,584)	(158,975)
Cash - beginning of period	55,690	244,908
Cash - end of period	$26,106	$85,933

Interest paid during the period:
Related party	$15,934	$12,584
Other	46,212	$45,678
Total interest	$62,146	$58,262

The accompanying notes are an integral part of these statements.

7

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

8

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

As noted above, our discussion and analysis in this report, and other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokes-persons contain forward-looking statements. In this report, we have used words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and other similar expressions, which identify forward-looking statements. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These risk factors and uncertainties include:
•	Our significant dependence on several key customers;
•	The highly competitive nature of our business;
•	The supply and price of used ocean-going containers and storage trailers;
•	Significant changes in interest rates;
•	Seasonal fluctuation in our business;
•	Our continued ability to access bank debt; and
•	Our dependence on third parties to lease us containers and trailers on favorable terms.
Many of these factors are beyond our control.

Three months ended March 31, 2006 versus March 31, 2005

Our revenues totaled $1,181,137 for the three months ended March 31, 2006. The increase of $469,376 versus the same period in 2005 represents a 65.9% increase. Approximately 86.8%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 13.2%, or $156,011, of total revenues was derived from the sale of equipment, compared to $160,300, or 22.5% of total revenues during the same period in 2005. Revenues from equipment sales decreased during the period due to a general decrease in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. (The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $865,404 during the three month period ending March 31, 2006 versus $426,447 during the same period in 2005. The increase in rental revenue of $438,957, or 102.9%, was a result of an increase in demand for our equipment, particularly from the trucking and construction industries, offsetting decreases in demand from the retail and wholesale distribution industries. Drayage (trucking) revenue decreased $14,644, or 13.3%, to $95,579 during the three-month period versus the previous year. This decrease is due to a decrease in the numbers of rentals requiring pick-up as more units stayed on rent compared to the previous period and a slight decrease in pricing of delivery and pick-up services. We anticipate that drayage rates will hold steady. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, increased $47,187, or 814%, to $52,984 during the period due to the general increase in rental activity.

Other revenues, which consist primarily late fees, damage-waiver fees and property tax fees increased $2,165, or 24.1%, to $11,159 due primarily to a general increase in rental activity, which increases ancillary revenues such as damage waiver and property tax fees.

Cost of sales for the three months ended March 31, 2006 totaled $581,225, an increase of 81.6%, as compared to the same period in 2005. Cost of sales represented 49.2% of total revenues for the period versus 44.9% during the same period 2005. The cost of equipment sold increased $10,730 or 13.39% due to the increase our cost to purchase equipment. Gross margins on equipment sales, as a result, decreased from 50.0% to 41.7% as we were not able to marginally increase our prices commensurate with our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, increased by $236,121, or 315.9%, for the period. The increase was primarily due to the increase in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2005. We significantly increased the amount of trailers rented to one customer in particular, who is engaged in hauling cargo and disaster relief supplies to areas affected by the recent hurricanes. We expect the equipment rental expense to decline over the next six months as the need for trailers used in relief efforts of the 2005 hurricane season units diminishes. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses increased $3,195 or 64.4% during the period to $8,153. This increase is primarily the result of an increase in the number of owned and re-rented over-the-road semi-trailers in the fleet versus the same period in 2005 and turnover in rentals of semi-trailers, requiring additional maintenance to ensure rental worthiness for the new customers. These costs are recouped from customers as shown in the maintenance revenue line item.

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

Overall, interest expense increased $1,882 or 3.2%, during the three months ended March 31, 2006 versus the same period in 2005 to $61,089. Interest expense constituted 5.17% of total revenues versus 8.32% during the same period in 2005. This increase is primarily due to an increase in the amount of our bank debt for purchases of new equipment and to an increase in subordinated debt. “Interest Expense - Other” (primarily interest accrued to our bank) increased $5,809, or 13.4% due primarily to increased balances owed to our bank and increased interest rates on our floating lines of credit, and due, to a much lesser extent, issuance of subordinated debt. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

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

Operating Activities: Cash provided by operating activities for the twelve-month period ended December 31, 2005 was approximately $489,000 compared to $376,000 during 2004. This increase was mainly due to an increase in revenues in 2005 over 2004. We had a gain on sale of revenue equipment of $43,607 during the period versus $55,713 in 2005. This was the net gain, after depreciation, on the sale of equipment from our rental fleet. Cash provided by operating activities for the three month period ended March 31, 2006 was approximately $133,627 compared to $16,464 during the same period in 2005. The increase is primarily due to an increase in net earnings and a decrease in accounts and notes receivable.

Investing Activities: Net cash used by investing activities during the 2005 was approximately $388,000. This was the net result of the purchase of $924,000 of equipment and proceeds from the sale of equipment of $535,000. Proceeds from the sale of equipment include proceeds from both the rental fleet (revenue equipment) and non-revenue equipment. This compares to approximately $962,000 net cash used by investing activities during 2004 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $1,271,000 versus $309,000 respectively. Net cash used by investing activities during the three month period ended March 31, 2006 was approximately $86,912. This was the net result of proceeds received from the sale of equipment versus the purchase, $105,161 versus $192,073 respectively. This compares to approximately $20,600 net cash provided by investing during the same period in 2005 as a net result of proceeds received from the sale of equipment versus the purchase, $128,050 versus $107,450 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers. We anticipate that the purchase of new equipment will continue to outpace sales by approximately $200,000 during the remainder of 2006.

Financing Activities: Net cash provided by financing activities was $89,000 during 2005 versus $400,000 in 2004. Approximately $822,000 provided from proceeds of new financing and $50,000 provided from the sale of common stock supplemented cash generated from operations to provide funds for the purchase of equipment. Approximately $783,000 was used to pay down principal of long-term senior and subordinated debt. Net cash provided by financing activities was $205,690 during the three month period ended March 31, 2006 versus $66,648 provided during the same period in 2005. $41,000 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations during the three months ended March 30, 2006. $246,690 and $133,440 in the first three months of 2006 and 2005, respectively, was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West, Lee’s Summit, Missouri. The financing agreement provides us with a reducing revolving line-of-credit, an equipment purchase line-of-credit, a working capital line-of-credit, an automobile line-of-credit, and a fixed interest rate term loan.

•
Reducing Revolving Line-of-Credit -- The current maturity date of our reducing revolving line-of-credit is March 31, 2008. The monthly reduction in availability is $26,690 with an interest rate of 6.70%. As of March 31, 2006, the outstanding balance on this line of credit was $1,896,275.71 with $371,620 available funds.

•
Equipment Purchase Line-of-Credit - The equipment purchase line-of-credit provides us with capital to purchase revenue producing equipment. The interest rate on this line of credit is prime (7.75% as of March 31, 2006). As of March 31, 2006, the outstanding balance on this line-of-credit was $0 with $750,000 available. This line of credit expires March 28, 2007.

•
Working Capital Line-of-Credit - The working capital line-of-credit provides capital to cover short-term cash flow needs. The interest rate on this line of credit is prime (7.75% as of March 31, 2006). As of March 31, 2006, the outstanding balance on this line-of-credit was $0 with $250,000 available.

•
Automobile Line-of-Credit - The automobile line-of-credit is to be used for purchasing corporate automobiles. The interest rate is the bank’s auto rate at the closing date. As of March 31, 2006, the outstanding balance on this line-of-credit was $0 with $150,000 available to be drawn down.

•
Fixed Interest Rate Term Loan - On March 28, 2006, $584,771 was transferred from the equipment purchase line of credit to a fixed interest rate term loan with a maturity date of March 31, 2009. This loan requires 35 consecutive monthly payments of interest and principal of $8,904.71 each beginning April 30, 2006 and one principal and interest payment of $378,849.70 to be made on March 30, 2009. The interest rate on the unpaid balance is 7.15%. As of March 31, 2006, this loan had a balance of $584,771 and we were current on all payments.

The following table summarizes our banking lines-of-credit and term loans:

Credit Facility	Interest Rate	Amount Available as of March 31, 2006	Balance outstanding as of March 31, 2006
Reducing Revolving Line-of-Credit	6.70%	$371,620	$1,896,275.71
Equipment Purchase Line-of-Credit	prime*	$750,000	$0.00
Working Capital Line-of-Credit	prime*	$250,000	$0.00
Automobile Offering Line-of-Credit	Variable	$150,000	$0.00
Fixed Interest Rate Term Loan	7.15%	$0	$584,771.00

*7.75% as of March 31, 2006.

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

If we fail to meet the required covenants or ratios, we would be in default under our business loan agreement and, at the lender’s option, all indebtedness under the agreement would immediately become due and payable.

Our trailing twelve month debt service coverage ratio for the period ended March 31, 2006 is 1.72 : 1. We project this ratio to be greater than 1.33 for year-end.

As of March 31, 2006, our working capital ratio was 2.72.

As of March 31, 2006, our debt-to-equity ratio was 1.78.

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

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months. As of April 27, 2006 we have agreements to purchase $205,000 of equipment in the third and fourth quarter of 2006.

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

We currently have three shareholders. We chose S Corporation status because the significant tax losses generated due to the equipment depreciation on a tax basis are passed through to the shareholders. This has allowed our shareholders to defer some personal taxes and invest those saving into the business. Current S corporation rules limit the number of shareholders allowed in an S corporation to 100 and only allow one class of stock. In the future, these limitations may limit our ability to raise equity funds and expand our operations. We do not feel these limitations are a significant risk to internally growing our current operations, however, we may miss out on a significant and/or sizable future acquisition opportunity if we could not raise enough equity capital within the constraints of S corporation rules.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 -UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered securities during the period covered by the report.

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
10.18*
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $750,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.19*
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $2,534,795.71 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.20*
Change in Terms Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $250,000 dated March 30, 2005 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.21*
Business Loan Agreement between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West dated March 28, 2006 relating to the promissory note in the principal amount of $584,771 dated March 38, 2006 of AT&S Holdings, Inc. and American Trailer & Storage, Inc. and related documents.

10.22*	Promissory Note from AT&S Holdings, Inc. and American Trailer & Storage, Inc. to Bank of the West dated March 28, 2006 in the principal amount of $584,771 dated March 38, 2006.

31.1	Certification of Chief Executive Officer pursuant to rule 15a-14(a)

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.
---------------------------
* Previously filed with the Commission.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AT&S HOLDINGS, INC.
August 15, 2006	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
August 15, 2006	//s// Richard G. Honan, II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)