Form 10QSB
period 2006-06-30
AT&S HOLDINGS INC
filed 2006-08-16
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------
FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                        Class                                Shares Outstanding
08/16/2006                 Common stock - $ .001 par value             1,084,167

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	December 31, 2005	June 30, 2006
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$244,908	$57,172
Accounts and notes receivable
Customers	634,742	338,425
Other	10,182	4,671
	644,924	343,096
Allowance for doubtful accounts	86,300	80,000
	558,624	263,096
Inventory	18,392	54,252
Prepaid Advertising	32,422	23,572
Other Prepaid Expenses	199,329	301,208
Total Current Assets	1,053,675	699,300

PROPERTY AND EQUIPMENT - AT COST
Revenue equipment	4,502,442	4,980,795
Delivery equipment	278,377	278,377
Vehicles	109,621	109,621
Information systems and equipment	207,854	207,854
Office equipment	20,222	27,175
Leasehold improvements	66,011	66,011
	5,184,527	5,669,833
Accumulated depreciation	1,633,110	1,773,765
	3,551,417	3,896,068
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	35,996	41,816
	14,004	8,184
	24,114	18,294
Total Assets	$4,629,206	$4,613,662

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
REVENUE:
Equipment sales	$177,098	$126,183	$337,398	$282,194
Equipment rental	486,940	560,659	913,387	1,426,063
Drayage	80,173	82,658	190,396	178,237
Maintenance	9,044	10,405	14,841	63,389
Other	8,128	11,990	17,122	23,149
Total revenue	761,383	791,895	1,473,144	1,973,032

COST OF SALES:
Equipment	120,472	71,491	200,621	162,370
Equipment rental	111,930	154,639	186,673	465,503
Depreciation	81,556	93,969	157,930	180,232
Drayage	64,314	73,085	148,148	158,151
Maintenance	6,207	14,210	11,165	22,363
Total cost of sales	384,479	407,394	704,537	988,619
Gross profit	376,904	384,501	768,607	984,413

COSTS AND EXPENSES:
Selling, general and administrative expenses	350,806	464,372	697,688	895,679
Depreciation expense	21,726	13,578	43,712	27,194
	372,532	477,950	741,400	922,873
Operating profit (loss)	4,372	(93,449)	27,207	61,540

OTHER INCOME (EXPENSE):
Interest Income	0	0	125	0
Interest expense - related party	(14,655)	(11,278)	(30,503)	(23,199)
Interest expense - other	(57,098)	(53,976)	(100,457)	(103,144)
Gain (Loss) on sale of non-revenue equipment	451	0	451	0
Other income (expense)	2,254	(2,514)	3,222	(1,029)
	(69,423)	(67,795)	(127,162)	(127,372)

Net Earnings (Loss)	$(65,051)	$(161,244)	($99,955)	($65,832)

BASIC net earnings (loss) per share	$(0.07)	$(0.15)	($0.10)	($0.06)
Weighted average shares outstanding	984,167	1,084,167	984,167	1,084,167
DILUTED net earnings (loss) per share	$(0.07)	$(0.15)	$(0.10)	$(0.06)
Weighted average shares outstanding	984,167	1,084,167	984,167	984,167

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:
	December 31, 2005	June 30, 2006
CURRENT LIABILITIES	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$
Current maturities of long-term debt - other	325,166	$388,709
Line of credit	516,704	123,800
Accounts payable
Trade	398,430	264,158
Sales tax payable	7,783	9,130
	406,213	273,288
Accrued liabilities
Salaries	49,978	10,689
Payroll taxes and other	1,314	818
Interest payable	2,476	2,124
Security deposits	500	500
Property taxes	-	9,000
	54,268	23,131
Total Current Liabilities	1,302,351	808,928

LONG-TERM DEBT, less current maturities
Related party	309,264	247,259
Subordinated debentures - related party	45,000	45,000
Other	1,855,461	2,324,177
Subordinated debentures - other	-	137,000
	2,209,725	2,753,436

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
1,084,167 shares	1,084	1,084
Additional paid-in capital	1,081,690	1,081,690
Retained earnings	34,356	(31,476)
	1,117,130	1,051,298
Total Liabilities and Stockholders’ Equity	$4,629,206	$4,613,662

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
JUNE 30, 2006

	Common	Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2006	1,084,167	$1,084	$1,081,690	$34,356	$1,117,130

Net earnings for the period (unaudited)	-	-	-	$(65,832)	$(65,832)

Balance at June 30, 2006 (unaudited)	1,084,167	$1,084	$1,081,690	$(31,476)	$1,051,298

 The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2006
	SIX MONTHS ENDED
	June 30, 2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	($99,955)	($65,832)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(97,723)	(86,405)
Depreciation	201,642	207,426
Provision for losses on accounts receivable	4,164	25,841

Change in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable	76,096	269,687
(Increase) decrease in prepaid expenses	35,767	(128,889)
(Increase) decrease in deferred loan fees (net)	6,545	5,820
Increase (decrease) in accounts payable and accrued liabilities	(119,184)	(164,062)
Net cash and cash equivalents provided by operating activities	7,352	63,586

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment	277,228	209,950
Purchase of property and equipment	(501,020)	(675,622)
Net cash and cash equivalents provided (used) by investing activities	(223,792)	(465,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	436,250	306,567
Principal payments on long and short-term debt	(215,042)	(92,217)
Net cash and cash equivalents provided (used) by financing activities	221,208	214,350

(DECREASE) IN CASH	4,768	(187,736)
Cash - beginning of period	55,690	244,908
Cash - end of period	$60,458	$57,172

Interest paid during the period:
Related party	$30,846	$24,067
Other	100,496	$96,807
Total interest	$131,342	$120,874

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

We are providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with our annual financial statements, notes and accounting policies included in the Company's most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six month period ended June 30, 2006, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2006.

The effects of inter-company transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

CALLABLE SUBORDINATED NOTES
The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), whereby the Company registered callable subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The company filed a post-effective amendment to the registration June 2, 2006. As of August 14, 2006, the SEC has not declared this post-effective amendment effective. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to June 30, 2006, we sold seven notes in the aggregate principal amount of $182,000. For the quarter ended June 30, 2006 we sold one note in the aggregate principal amount of $96,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through June 30, 2006 were approximately $187,000.

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

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 31, 2003, we re-organized to a holding company structure. At that time AT&S became the parent of American Trailer. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein discusses the historical operations of American Trailer prior to December 31, 2003 and includes the consolidated financial information for American Trailer and AT&S thereafter.

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

As noted above, our discussion and analysis in this report, and other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. In this report, we have used words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and other similar expressions, which identify forward-looking statements. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These risk factors and uncertainties include:
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

Three months ended June 30, 2006 versus June 30, 2005

Our revenues totaled $791,895 for the three months ended June 30, 2006. The increase of $30,512 versus the same period in 2005 represents a 4.0% increase. Approximately 84.1%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 15.9%, or $126,183, of total revenues was derived from the sale of equipment, compared to $177,098, or 23.3% of total revenues during the same period in 2005. Revenues from equipment sales decreased during the period due to a general decrease in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. (The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $560,659 during the three month period ending June 30, 2006 versus $486,940 during the same period in 2005. The increase in rental revenue of $73,719, or 15.1%, was a result of an increase in demand for our equipment, particularly from the trucking, construction, and retail industries. Drayage (trucking) revenue increased $2,485, or 3.1%, to $82,658 during the three-month period versus the previous year. This increase is due to an increase in pricing of drayage services and an increase in the number of units picked up partially offset by a decrease in the number of delivered and moved at customer sites. We anticipate that drayage rates will continue to increase as we pass through increased fuel costs though this increase may not marginally cover all increased drayage expenses. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, increased $1,361, or 15.05%, to $10,405 during the period due to a large number of damaged units returned after use during hurricane disaster relief efforts in the Gulf Coast.

Other revenues, which consist primarily of late fees, damage-waiver fees and property tax fees increased $3,862, or 47.5% due primarily to a general increase in rental activity, which increases ancillary revenues such as damage waiver and property tax fees.

Cost of sales for the three months ended June 30, 2006 totaled $407,394, an increase of 6.0%, as compared to the same period in 2005. Cost of sales represented 51.5% of total revenues for the period versus 50.5% during the same period 2005. The cost of equipment sold decreased $48,981 or 40.7% due to the decrease in the number of units sold. Gross margins on equipment sales increased from 32.0% to 43.3% as we were able to increase our prices higher than our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, routine maintenance of the rental fleet, licensing and titling fees, increased by $42,709, or 38.2%, for the period. The increase was primarily due to an increase in maintenance costs of our semi-trailers from normal wear and tear, as we had a high amount of turn over in equipment. Maintenance expenses related to customer damages increased $8,003 or 128.9% during the period to $14,210. This increase is primarily the result of an increase in the number of units rented and returned damaged. These costs are recouped from customers as shown in the maintenance revenue line item. We anticipate that maintenance revenues will be greater than the costs in the remaining months of 2006.

Depreciation expense increased $12,413, or 15.2%, to $93,969 due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses increased $8,771, or 13.6% during the period due to an increase in fuel cost, but offset by a reduction in drayage expenses paid to third parties because of our increase in the number of owned delivery semi-tractors compared to 2005. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $7,597, or 2.0%, during the three months ended June 30, 2006 versus 2005, representing 48.6% of total revenues and totaling $384,501. The increase in gross profits is mainly due to the increase in equipment rental revenue. As the availability of new and used shipping containers decreases, we should be able to continue to command higher prices for our equipment; however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be approximately 50% for the 12 months of 2006, as the third and fourth quarters typically have higher utilization and profitability.

Operating expenses increased $105,418, or 28.3%, during the three month period ended June 30, 2006 versus the same period in 2005. Operating expenses represented 60.4% of total revenues versus 48.9% for the same period in 2005. The increase is primarily due to increases in personnel and the related expenses. We added approximately 45% more staff from June 2005 to June 2006. We anticipate an increase in future revenues due to the new personnel as they become trained and engaged in the business. Depreciation expense (on non-revenue equipment) decreased by $8,148, or 37.5% due to a decrease in company automobiles. We expect operating expenses to be under 40% of total revenues for 2006, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Overall, interest expense decreased $6,499 or 9.1%, during the three months ended June 30, 2006 versus the same period in 2005 to $65,254. Interest expense constituted 8.2% of total revenues versus 9.1% during the same period in 2005. This decrease is primarily due to a decrease in the amount of interest paid to our principal shareholder and a reduction in the interest rate on our bank debt for purchases of new equipment. “Interest Expense - Other” (primarily interest accrued to our bank) decreased $3,122, or 5.5%, due primarily to a decreased balance on our reducing revolver note and transferring $584,771 from our equipment purchase line-of-credit to a fixed interest rate term loan with a lower interest rate. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net loss of $161,244 for the three-month period ended June 30, 2006 versus a net loss of $65,051 for the same period in 2005. This net loss represents 20.4% of total revenues for the period versus a net loss of 8.5% of total revenues during the same period in 2005. The increase in net loss is primarily attributable to the increase in personnel related operating expenses. We anticipate a positive net income for 2006 as gross profits historically increase each quarter and operating expenses should not marginally increase above 2nd quarter levels..

Six months ended June 30, 2006 versus June 30, 2005

Our revenues totaled $1,973,032 for the six months ended June 30, 2006. The increase of $499,888 versus the same period in 2005 represents a 33.9% increase. Approximately 85.7%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 14.3%, or $282,194, of total revenues was derived from the sale of equipment, compared to $337,398, or 22.9% of total revenues during the same period in 2005. Revenues from equipment sales decreased during the period due to a general decrease in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. (The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $1,426,063 during the six month period ending June 30, 2006 versus $913,387 during the same period in 2005. The increase in rental revenue of $512,676, or 56.1%, was a result of an increase in demand for our equipment, particularly from the trucking and construction industries, offsetting decreases in demand from the wholesale distribution industry. Drayage (trucking) revenue decreased $12,159, or 6.4%, to $178,237 during the six-month period versus the previous year. This decrease is due to a decrease in the number of dispatches compared to the previous period. We anticipate that drayage rates will increase as we pass through increased fuel costs though this increase may not marginally cover all increased drayage expenses. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, increased $48,548, or 327.1%, 63,389 during the period due to a large number of damaged units returned after use during hurricane disaster relief efforts in the Gulf Coast.

Other revenues, which consist primarily late fees, damage-waiver fees and property tax fees increased $6,027, or 35.2% due primarily to a general increase in rental activity, which increases ancillary revenues such as damage waiver and property tax fees.

Cost of sales for the six months ended June 30, 2006 totaled $988,619, an increase of 40.3%, as compared to the same period in 2005. Cost of sales represented 50.1% of total revenues for the period versus 47.8% during the same period 2005. The cost of equipment sold decreased $38,251 or 19.1% due to the decrease in the number of units sold. Gross margins on equipment sales increased from 40.5% to 42.5% as we were able to increase our prices higher than our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, routine maintenance of the rental fleet, licensing and titling fees, increased by $278,830, or 149.4%, for the period. The increase was primarily due to the increase in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2005. We significantly increased the amount of trailers rented to one customer in particular, who is engaged in hauling cargo and disaster relief supplies to areas affected by the recent hurricanes. We expect the equipment rental expense to decline over the next six months as the need for trailers used in relief efforts of the 2005 hurricane season units diminishes. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses, related to customer damages, increased $11,198 or 100.3% during the period to $22,363. This increase is primarily the result of a large number of damaged units returned after use during hurricane disaster relief efforts in the Gulf Coast during the first quarter. These costs are recouped from customers as shown in the maintenance revenue line item.

Depreciation expense increased $22,302, or 14.1%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses increased $10,003, or 6.8% during the period due to an increase in fuel cost, but offset by a reduction in drayage expenses paid to third parties because of our increase in the number of owned delivery semi-tractors compared to 2005. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $215,806, or 28.1%, during the six months ended June 30, 2006 versus 2005, representing 49.9% of total revenues and totaling $984,413. The increase in gross profits is mainly due to the increase in equipment rental revenue. As the availability of new and used shipping containers decreases, we should to be able to continue to command higher prices for our equipment; however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be approximately 50% for the 12 months of 2006, as the third and fourth quarters typically have higher utilization and profitability.

Operating expenses increased $181,473, or 24.5%, during the six month period ended June 30, 2006 versus the same period in 2005. Operating expenses represented 46.8% of total revenues versus 50.3% for the same period in 2005. The increase is primarily due to increases in personnel and their related expenses, including salaries, employee benefits including health insurance, and advertising. We added approximately 45% more staff in the 1st half of 2006 versus 2005. We anticipate future increases in revenues due to the new personnel as they become trained and productive. Depreciation expense (on non-revenue equipment) decreased by $16,518, or 37.8% due to a decrease in company automobiles. We expect operating expenses to be under 40% of total revenues for 2006, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Overall, interest expense decreased $4,617 or 3.5%, during the six months ended June 30, 2006 versus the same period in 2005 to $126,343. Interest expense constituted 6.4% of total revenues versus 8.9% during the same period in 2005. This decrease is primarily due to a decrease in the amount of interest paid to our principal shareholder and the restructuring of our bank debt for purchases of new equipment. “Interest Expense - Other” (primarily interest accrued to our bank) increased $2,687, or 2.7% due primarily to increased balances owed to our bank and increased interest rates on floating lines of credit offset by the transfer of $584,771 from our equipment purchase line-of-credit to a fixed interest rate term loan with a lower interest rate. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net loss of $65,832 for the six-month period ended June 30, 2006 versus a net loss of $99,955 for the same period in 2005. This net loss represents 3.3% of total revenues for the period versus a net loss of 6.8% of total revenues during the same period in 2005. The decrease in net loss is primarily attributable to the increase in rental revenues without marginal increases in expenses as described above. We anticipate a positive net income for 2006 as gross profits historically increase each quarter and operating expenses should not marginally increase.

Liquidity and Capital Resources

Growing our rental fleet is very capital intensive. The amount of capital needed is dependent on the number of units we plan to purchase in a given period to continue growth and on building the infrastructure to support such growth. Over the year, our fleet size has been steadily increasing in size as we focused on purchasing newer equipment and selling, older, non-utilized units. Purchases of new equipment have primarily been funded through equipment financing on a collateralized basis. Additional growth has primarily been funded through the issuance of subordinated debt to our principal owner.

A note payable to the majority shareholder had a balance of $309,264 at December 31, 2005 and $419,827 at December 31, 2004, and is subordinate to our bank loans. On June 30, 2006, this note had a balance of $247,259. This note was originally due January 1, 2004 and then extended to January 1, 2005. On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest, was February 15, 2008. This loan agreement was amended on March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2005 by changing the maturity date to April 15, 2007. Our majority shareholder also purchased 2005 series subordinated notes in 2005 totaling $45,000. Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated notes if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Six months ended June 30, 2006 versus June 30, 2005

Operating Activities: Cash provided by operating activities for the twelve-month period ended December 31, 2005 was approximately $489,000 compared to $376,000 during 2004. This increase was mainly due to an increase in revenues in 2005 over 2004. Cash provided by operating activities for the six month period ended June 30, 2006 was approximately $63,586 compared to $7,352 during the same period in 2005. The increase is primarily due to an increase in net earnings and a decrease in accounts and notes receivable. We had a gain on sale of revenue equipment of $86,405 during the period versus $97,723 in 2005. This was the net gain, after depreciation, on the sale of equipment from our rental fleet.

Investing Activities: Net cash used by investing activities during 2005 was approximately $388,000. This was the net result of the purchase of $924,000 of equipment and proceeds from the sale of equipment of $535,000. Proceeds from the sale of equipment includes proceeds from both the rental fleet (revenue equipment) and non-revenue equipment. This compares to approximately $962,000 net cash used by investing activities during 2004 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $1,271,000 versus $309,000 respectively. Net cash used by investing activities during the six month period ended June 30, 2006 was approximately $465,672. This was the net result of proceeds received from the sale of equipment versus the purchase, $209,950 versus $675,622 respectively. This compares to approximately $223,792 net cash used by investing during the same period in 2005 as a net result of proceeds received from the sale of equipment versus the purchase, $277,228 versus $501,020 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers. We anticipate that the purchase of new equipment will continue to outpace sales by approximately $200,000 during the remainder of 2006. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers and we anticipate that purchases will outpace sales of equipment in 2006.

Financing Activities: Net cash provided by financing activities was $89,000 during 2005 versus $400,000 in 2004. Approximately $822,000 provided from proceeds of new financing and $50,000 provided from the sale of common stock supplemented cash generated from operations to provide funds for the purchase of equipment. Approximately $783,000 was used to pay down principal of long-term senior and subordinated debt. Net cash provided by financing activities was $214,350 during the six month period ended June 30, 2006 versus $221,208 provided during the same period in 2005. $306,567 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations during the six-month period ended June 30, 2006. $92,217 and $215,042 in the first six months of 2006 and 2005, respectively, was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West, Lee’s Summit, Missouri. The financing agreement provides us with a reducing revolving line-of-credit, an equipment purchase line-of-credit, a working capital line-of-credit, an automobile line-of-credit, and a fixed interest rate term loan.

•
Reducing Revolving Line-of-Credit -- The current maturity date of our reducing revolving line-of-credit is March 30, 2008. The monthly reduction in availability is $26,690 with an interest rate of 6.70%. As of June 30, 2006, the outstanding balance on this line of credit was $2,143,975 with $43,850 available funds.

•
Equipment Purchase Line-of-Credit - The equipment purchase line-of-credit provides us with capital to purchase revenue producing equipment. The interest rate on this line of credit is prime (8.25% as of June 30, 2006). As of June 30, 2006, the outstanding balance on this line-of-credit was $123,800 with $626,200 available. This line of credit expires March 28, 2007.

•
Working Capital Line-of-Credit - The working capital line-of-credit provides capital to cover short-term cash flow needs. The interest rate on this line of credit is prime (8.25% as of June 30, 2006). As of March 30, 2006, the outstanding balance on this line-of-credit was $0 with $250,000 available.

•
Automobile Line-of-Credit - The automobile line-of-credit is to be used for purchasing corporate automobiles. The interest rate is the bank’s auto rate at the closing date. As of March 30, 2006, the outstanding balance on this line-of-credit was $0 with $150,000 available to be drawn down.

•
Fixed Interest Rate Term Loan - On March 28, 2006, $584,771 was transferred from the equipment purchase line of credit to a fixed interest rate term loan with a maturity date of March 30, 2009. This loan requires 35 consecutive monthly payments of interest and principal of $8,904.71 each beginning April 30, 2006 and one principal and interest payment of $378,849.70 to be made on March 30, 2009. The interest rate on the unpaid balance is 7.15%. As of June 30, 2006, this loan had a balance of $568,909 and we were current on all payments.

The following table summarizes our banking lines-of-credit and term loans:

Credit Facility	Interest Rate	Amount Available as of June 30, 2006	Balance outstanding as of June 30, 2006
Reducing Revolving Line-of-Credit	6.70%	$43,850	$2,143,975
Equipment Purchase Line-of-Credit	prime*	$626,200	$123,800
Working Capital Line-of-Credit	prime*	$250,000	$0
Automobile Offering Line-of-Credit	Variable	$150,000	$0
Fixed Interest Rate Term Loan	7.15%	$0	$568,909

*8.25% as of June 30, 2006.

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

Our trailing twelve month debt service coverage ratio for the period ended June 30, 2006 is 1.60 : 1. We project this ratio to be greater than 1.33 for year-end.

As of June 30, 2006, our working capital ratio was 1.02.

As of June 30, 2006, our debt-to-equity ratio was 2.74.

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

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months. As of August 1, 2006 we have agreements to purchase $97,500 of equipment in the third and fourth quarter of 2006.

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

Pro Forma Condensed Consolidated Statements Of Earnings

	Year Ended	Six Months Ended
	December 31, 2005	June 30, 2006
Revenues	$4,086,560	$1,973,032
Cost of Sales	1,954,803	988,619
Gross profit	2,131,757	984,413

Selling , general and administrative expenses	1,585,137	922,873
Operating Profit	546,620	61,540
Other (Expense)	(232,245)	(127,372)
Earnings (loss) before income taxes	314,375	(65,832)
Income taxes
Currently payable	0	0
Deferred	122,195	0
	122,195	0
Net Earnings (loss)	$192,180	$(65,832)
BASIC Earnings per share	$0.19	$(0.06)
Weighted average number of shares	998,688	1,084,167

DILUTED Earnings per share	$0.19	$(0.06)
Weighted average number of shares	998,688	1,084,167

We currently have three shareholders. We chose S Corporation status because the significant tax losses generated due to the equipment depreciation on a tax basis are passed through to the shareholders. This has allowed our shareholders to defer some personal taxes and invest those saving into the business. Current corporation rules limit the number of shareholders allowed in an S corporation to 100 and only allow one class of stock. In the future, these limitations may limit our ability to raise equity funds and expand our operations. We do not feel these limitations are a significant risk to internally growing our current operations, however, we may miss out on a significant and/or sizable future acquisition opportunity if we could not raise enough equity capital within the constraints of S corporation rules.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company did not sell any unregistered equity securities during the period covered by the report.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), whereby the Company registered callable subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The company filed a post-effective amendment to the registration June 2, 2006. As of August 14, 2006, the SEC has not declared this post-effective amendment effective. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to June 30, 2006, we sold seven notes in the aggregate principal amount of $182,000. For the quarter ended June 30, 2006 we sold one note in the aggregate principal amount of $96,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through June 30, 2006 were approximately $187,000.

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
AT&S HOLDINGS, INC.
August 16, 2006	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
August 16, 2006	//s// Richard G. Honan, II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)