Form 10QSB
period 2006-09-30
AT&S HOLDINGS INC
filed 2006-11-13
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------
FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-124440

AT&S HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                Class                                Shares Outstanding
11/13/2006    Common stock - $ .001 par value   1,084,167

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	December 31, 2005	September 30, 2006
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$244,908	$45,913
Accounts and notes receivable
Customers	634,742	424,450
Other	10,182	4,577
	644,924	429,027
Allowance for doubtful accounts	86,300	80,000
	558,624	349,027
Inventory	18,392	56,815
Prepaid Advertising	32,422	24,238
Other Prepaid Expenses	199,329	283,965
Total Current Assets	1,053,675	759,958

PROPERTY AND EQUIPMENT - AT COST
Revenue equipment	4,502,442	5,178,569
Delivery equipment	278,377	278,377
Vehicles	109,621	120,380
Information systems and equipment	207,854	208,705
Office equipment	20,222	27,175
Leasehold improvements	66,011	66,011
	5,184,527	5,879,218
Accumulated depreciation	1,633,110	1,853,680
	3,551,417	4,025,538
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	35,996	44,575
	14,004	5,425
	24,114	15,535
Total Assets	$4,629,206	$4,801,031

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:
	December 31, 2005	September 30, 2006
CURRENT LIABILITIES	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$
Current maturities of long-term debt - other	325,166	$396,179
Line of credit	516,704	286,752
Accounts payable
Trade	398,430	283,019
Sales tax payable	7,783	9,558
	406,213	292,577
Accrued liabilities
Salaries	49,978	30,609
Payroll taxes and other	1,314	2,342
Interest payable	2,476	2,000
Security deposits	500	500
Property taxes	-	13,500
	54,268	48,951
Total Current Liabilities	1,302,351	1,024,459

LONG-TERM DEBT, less current maturities
Related party	309,264	214,420
Subordinated debentures - related party	45,000	45,000
Other	1,855,461	2,318,642
Subordinated debentures - other	-	169,000
	2,209,725	2,747,062

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
1,084,167 shares	1,084	1,084
Additional paid-in capital	1,081,690	1,081,690
Retained earnings	34,356	(53,263)
	1,117,130	1,029,510
Total Liabilities and Stockholders’ Equity	$4,629,206	$4,801,031

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
REVENUE:
Equipment sales	$127,278	$118,179	$464,676	$400,373
Equipment rental	694,806	722,882	1,608,193	2,148,945
Drayage	108,578	82,572	298,974	260,809
Maintenance	11,390	13,122	26,231	76,511
Other	9,824	15,274	26,946	38,423
Total revenue	951,876	952,029	2,425,020	2,925,061

COST OF SALES:
Equipment	71,288	59,217	271,909	221,587
Equipment rental	295,430	231,558	482,103	697,061
Depreciation	81,221	95,965	239,151	276,197
Drayage	78,447	69,744	226,595	227,895
Maintenance	2,245	14,217	13,410	36,580
Total cost of sales	528,631	470,701	1,233,168	1,459,320
Gross profit	423,245	481,328	1,191,852	1,465,741

COSTS AND EXPENSES:
Selling, general and administrative expenses	344,091	433,572	1,041,779	1,329,251
Depreciation expense	21,762	15,188	65,474	42,382
	365,853	448,760	1,107,253	1,371,633
Operating profit (loss)	57,392	32,568	84,599	94,108

OTHER INCOME (EXPENSE):
Interest Income	0	0	125	0
Interest expense - related party	(13,666)	(10,042)	(44,169)	(33,241)
Interest expense - other	(58,606)	(57,823)	(159,063)	(160,967)
Gain (Loss) on sale of non-revenue equipment	3,692	10,953	4,143	10,953
Other income (expense)	37,593	2,557	40,815	1,528
	(30,987)	(54,355)	(158,149)	(181,727)

Net Earnings (Loss)	$26,405	$(21,787)	(73,550)	(87,619)
BASIC net earnings (loss) per share	$0.03	$(0.02)	($0.07)	($0.08)
Weighted average shares outstanding	984,167	1,084,167	984,167	1,084,167
DILUTED net earnings (loss) per share	$0.03	$(0.02)	$(0.07)	$(0.08)
Weighted average shares outstanding	984,167	1,084,167	984,167	1,084,167
The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SEPTEMBER 30, 2006.

	Common	Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2006	1,084,167	$1,084	$1,081,690	$34,356	$1,117,130

Net earnings for the period (unaudited)	-	-	-	$(87,619)	$(87,619)

Balance at September 30, 2006 (unaudited)	1,084,167	$1,084	$1,081,690	$(53,263)	$1,029,511

 The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
	NINE MONTHS ENDED
	September 30, 2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	($73,550)	($87,619)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(144,214)	(149,120)
Depreciation	304,625	318,579
Provision for losses on accounts receivable	15,952	31,184

Change in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable	(59,747)	178,413
(Increase) decrease in prepaid expenses	(1,330)	(114,875)
(Increase) decrease in deferred loan fees (net)	9,690	8,579
Increase (decrease) in accounts payable and accrued liabilities	(22,235)	(118,955)
Net cash and cash equivalents provided by operating activities	29,191	66,186

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment	402,263	342,422
Purchase of property and equipment	(659,705)	(986,001)
Net cash and cash equivalents provided (used) by investing activities	(257,442)	(643,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	546,734	830,398
Principal payments on long and short-term debt	(348,544)	(452,000)
Net cash and cash equivalents provided (used) by financing activities	198,190	378,398

(DECREASE) IN CASH	(30,061)	(198,995)
Cash - beginning of period	55,690	244,908
Cash - end of period	$25,629	$45,913

Interest paid during the period:
Related party	$44,694	$34,321
Other	154,359	$151,784
Total interest	$199,053	$186,105

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

We are providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with our annual financial statements, notes and accounting policies included in the Company's most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine month period ended September 30, 2006, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2006.

The effects of inter-company transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

CALLABLE SUBORDINATED NOTES
The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), whereby the Company registered callable subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The company filed a post-effective amendment to the registration June 2, 2006. On September 1, 2006, the SEC declared this post-effective amendment effective. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to September 30, 2006, we sold eight notes in the aggregate principal amount of $214,000. For the quarter ended September 30, 2006 we sold one note in the aggregate principal amount of $32,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through September 30, 2006 were approximately $262,042.

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

We are a provider of portable storage and transportation solutions through our rental fleet of over 2,000 portable storage and transportation units through our subsidiary American Trailer. We currently have two branches and operate in Missouri, Kansas, Illinois, Nebraska and Iowa. We primarily concentrate on the Kansas City and St. Louis metropolitan regions. We phased out of actively competing in other markets to focus on these core regions because we felt our resources could be more profitable focusing our efforts in the larger markets of Kansas City and St. Louis. We feel there are opportunities for growth in other Midwestern markets when our capital and human resources are adequate to handle external branch expansion.

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

Three months ended September 30, 2006 versus September 30, 2005

Our revenues totaled $952,029 for the three months ended September 30, 2006. The increase of $153 versus the same period in 2005 represents a .02% increase. Approximately 87.6%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 12.4%, or $118,179, of total revenues during the three month period ending September 30, 2006 was derived from the sale of equipment, compared to $127,278, or 13.4% of total revenues during the same period in 2005. Revenues from equipment sales decreased during the period due to a general decrease in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. (The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $722,882 during the three month period ending September 30, 2006 versus $694,806 during the same period in 2005. The increase in rental revenue of $28,076, or 4.0%, was a result of an increase in demand for our equipment, particularly from the trucking, construction, and retail industries. Drayage (trucking) revenue decreased $26,006, or 24.0%, to $82,572 during the three-month period versus the previous year. This decrease is due to a decrease in the number of units picked up or moved at customers’ sites partially offset by an increase in the number of units delivered. This is indicative of an increasing number of rentals and an increase in the average length of rentals. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, increased $1,732, or 15.2%, to $13,122 during the period due to an increase in the number of damaged units returned after use.

Other revenues, which consist primarily of late fees, damage-waiver fees and property tax fees increased $5,450, or 55.5% due primarily to a general increase in rental activity, which increases ancillary revenues such as damage waiver and property tax fees.

Cost of sales for the three months ended September 30, 2006 totaled $470,701, a decrease of 11.0%, as compared to the same period in 2005. Cost of sales represented 49.4% of total revenues for the period versus 55.5% during the same period 2005. The cost of equipment sold decreased $12,071 or 16.9% due to the decrease in the number of units sold. Gross margins on equipment sales increased from 44.0% to 49.9% as we were able to increase our prices higher than our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, routine maintenance of the rental fleet, licensing and titling fees, decreased by $63,872, or 21.6%, for the period. The decrease was primarily due to a decrease in the number of units we rented from third parties to re-rent for hurricane relief efforts. Maintenance expenses related to customer damages increased $11,972 or 533.3% during the period to $14,217. This increase is primarily the result of an increase in the number of units rented and returned damaged. Revenues associated with these costs are included in the maintenance revenue line item. We anticipate that maintenance revenues will be greater than the costs in the remaining months of 2006.

Depreciation expense increased $14,744, or 18.2%, to $95,965 due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses decreased $8,703, or 11.1% during the period due to a decrease in the number drayage dispatches partially offset by an increase in fuel cost. Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $58,083, or 13.7%, during the three months ended September 30, 2006 versus 2005, representing 50.6% of total revenues and totaling $481,328. The increase in gross profits is mainly due to the increase in equipment rental revenue. As the availability of new and used shipping containers decreases, we should be able to continue to command higher prices for our equipment; however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be above 50% for the 12 months of 2006, as the fourth quarter typically has higher utilization and profitability.

Operating expenses increased $82,907, or 22.7%, during the three month period ended September 30, 2006 versus the same period in 2005. Operating expenses represented 47.1% of total revenues versus 38.4% for the same period in 2005. The increase is primarily due to increases in personnel and the related expenses. We added approximately 45% more staff from September 2005 to September 2006. We anticipate an increase in future revenues due to the new personnel as they become trained and engaged in the business. Depreciation expense (on non-revenue equipment) decreased by $6,574, or 30.2% due to a decrease in company automobiles. We expect operating expenses to be under 40% of total revenues for 2006, as the fourth quarter has historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Overall, interest expense decreased $4,407 or 6.1%, during the three months ended September 30, 2006 versus the same period in 2005 to $67,865. Interest expense constituted 7.1% of total revenues versus 7.6% during the same period in 2005. This decrease is primarily due to a decrease in the amount of interest paid to our principal shareholder. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net loss of $21,787 for the three-month period ended September 30, 2006 versus a net gain of $26,405 for the same period in 2005. This net loss represents 2.3% of total revenues for the period versus a net gain of 2.8% of total revenues during the same period in 2005. The increase in net loss is primarily attributable to the increase in personnel related operating expenses. We anticipate a positive net income for 2006 as gross profits historically increase each quarter and operating expenses should not marginally increase above 3rd quarter levels.

Nine months ended September 30, 2006 versus September 30, 2005

Our revenues totaled $2,925,061 for the nine months ended September 30, 2006. The increase of $500,041 versus the same period in 2005 represents a 20.6% increase. Approximately 86.3%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 13.7%, or $400,373, of total revenues during the three month period ending September 30, 2006 was derived from the sale of equipment, compared to $464,676, or 19.2% of total revenues during the same period in 2005. Revenues from equipment sales decreased during the period due to a general decrease in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. (The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $2,148,945 during the nine month period ending September 30, 2006 versus $1,608,193 during the same period in 2005. The increase in rental revenue of $540,752, or 33.6%, was a result of an increase in demand for our equipment, particularly from the trucking and construction industries, offsetting decreases in demand from the wholesale distribution industry. Drayage (trucking) revenue decreased $38,165, or 12.8%, to $260,809 during the nine month period versus the previous year. This decrease is due to a decrease in the number of dispatches compared to the previous period. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, increased $50,280, or 191.7%, to $76,511 during the period due to a large number of damaged units returned after use during hurricane disaster relief efforts in the Gulf Coast.

Other revenues, which consist primarily late fees, damage-waiver fees and property tax fees increased $11,477, or 42.6% due primarily to a general increase in rental activity, which increases ancillary revenues such as damage waiver and property tax fees.

Cost of sales for the nine months ended September 30, 2006 totaled $1,459,320, an increase of 18.3%, as compared to the same period in 2005. Cost of sales represented 49.9% of total revenues for the period versus 50.9% during the same period 2005. The cost of equipment sold decreased $50,322 or 18.5% due to the decrease in the number of units sold. Gross margins on equipment sales increased from 41.5% to 44.7% as we were able to increase our prices higher than our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes rent paid to third parties for equipment re-rented to our customers, routine maintenance of the rental fleet, licensing and titling fees, increased by $214,958, or 44.6%, for the period. The increase was primarily due to the increase in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2005. We significantly increased the amount of trailers rented to one customer in particular, who is engaged in hauling cargo and disaster relief supplies to areas affected by the recent hurricanes. We expect the equipment rental expense to decline over the next three months as the need for trailers used in relief efforts of the 2005 hurricane season units diminishes. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses, related to customer damages, increased $23,170 or 172.8% during the period to $36,580. This increase is primarily the result of a large number of damaged units returned after use during hurricane disaster relief efforts in the Gulf Coast during the first quarter. These costs are recouped from customers as shown in the maintenance revenue line item.

Depreciation expense increased $37,046, or 15.5%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow.

Gross profits increased by $273,889, or 23.0%, during the nine months ended September 30, 2006 versus 2005, representing 50.1% of total revenues and totaling $1,465,741. The increase in gross profits is mainly due to the increase in equipment rental revenue. If the availability of new and used shipping containers remains limited, we should to be able to continue to command higher prices for our equipment; however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be above 50% for the 12 months of 2006, as the fourth quarter typically has higher utilization and profitability.

Operating expenses increased $264,380, or 23.8%, during the nine month period ended September 30, 2006 versus the same period in 2005. Operating expenses represented 46.9% of total revenues versus 45.7% for the same period in 2005. The increase is primarily due to increases in personnel and their related expenses, including salaries, employee benefits including health insurance, and advertising. We added approximately 45% more staff in the 1st three quarters of 2006 versus 2005. We anticipate future increases in revenues due to the new personnel as they become trained and productive. Depreciation expense (on non-revenue equipment) decreased by $23,092, or 35.3% due to a decrease in company automobiles. We expect operating expenses to be under 40% of total revenues for 2006, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Overall, interest expense decreased $9,024 or 4.4%, during the nine months ended September 30, 2006 versus the same period in 2005 to $194,208. Interest expense constituted 6.6% of total revenues versus 8.4% during the same period in 2005. This decrease is primarily due to a decrease in the amount of interest paid to our principal shareholder. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net loss of $87,619 for the nine month period ended September 30, 2006 versus a net loss of $73,550 for the same period in 2005. This net loss represents 3.0% of total revenues for the period versus a net loss of 3.0% of total revenues during the same period in 2005. The increase in net loss is primarily attributable to the increase in personnel related operating expenses. We anticipate a positive net income for 2006 as gross profits historically increase each quarter and operating expenses should not marginally increase above 3rd quarter levels.

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

A note payable to the majority shareholder had a balance of $309,264 at December 31, 2005 and $419,827 at December 31, 2004, and is subordinate to our bank loans. On September 30, 2006, this note had a balance of $214,420. The note was originally due January 1, 2004 and then extended to January 1, 2005. On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest, was February 15, 2008. This loan agreement was amended on March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2006 by changing the maturity date to April 15, 2008. Our majority shareholder also purchased 2005 series subordinated notes in 2005 totaling $45,000. Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated notes if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Operating Activities: Cash provided by operating activities for the twelve month period ended December 31, 2005 was approximately $489,000 compared to $376,000 during 2004. This increase was mainly due to an increase in revenues in 2005 over 2004. Cash provided by operating activities for the nine month period ended September 30, 2006 was approximately $66,186 compared to $29,191 during the same period in 2005. The increase is primarily due to a decrease in accounts and notes receivable.

Investing Activities: Net cash used by investing activities during 2005 was approximately $388,000. This was the net result of the purchase of $924,000 of equipment and proceeds from the sale of equipment of $535,000. Proceeds from the sale of equipment includes proceeds from both the rental fleet (revenue equipment) and non-revenue equipment. This compares to approximately $962,000 net cash used by investing activities during 2004 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $1,271,000 versus $309,000 respectively. Net cash used by investing activities during the nine month period ended September 30, 2006 was approximately $643,579. This was the net result of proceeds received from the sale of equipment versus the purchase, $342,422 versus $986,001 respectively. This compares to approximately $257,442 net cash used by investing during the same period in 2005 as a net result of proceeds received from the sale of equipment versus the purchase, $402,263 versus $659,705 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers. We anticipate that the purchase of new equipment will continue to outpace sales by approximately $100,000 during the remainder of 2006. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers and we anticipate that purchases will outpace sales of equipment in 2006.

Financing Activities: Net cash provided by financing activities was $89,000 during 2005 versus $400,000 in 2004. Approximately $822,000 provided from proceeds of new financing and $50,000 provided from the sale of common stock supplemented cash generated from operations to provide funds for the purchase of equipment. Approximately $783,000 was used to pay down principal of long-term senior and subordinated debt. Net cash provided by financing activities was $378,398 during the nine month period ended September 30, 2006 versus $198,190 provided during the same period in 2005. $560,398 was provided from proceeds of new financing used to supplement the purchase of equipment from cash generated from operations during the nine-month period ended September 30, 2006. $182,000 and $348,544 in the first nine months of 2006 and 2005, respectively, was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West, Lee’s Summit, Missouri. The financing agreement provides us with a reducing revolving line-of-credit, an equipment purchase line-of-credit, a working capital line-of-credit, an automobile line-of-credit, and a fixed interest rate term loan.

•
Reducing Revolving Line-of-Credit -- The current maturity date of our reducing revolving line-of-credit is March 30, 2008. The monthly reduction in availability is $26,690 with an interest rate of 6.70%. As of September 30, 2006, the outstanding balance on this line of credit was $2,143,975 with $0 available funds.

•
Equipment Purchase Line-of-Credit - The equipment purchase line-of-credit provides us with capital to purchase revenue producing equipment. The interest rate on this line of credit is prime (8.25% as of September 30, 2006). As of September 30, 2006, the outstanding balance on this line-of-credit was $286,752 with $463,248 available. This line of credit expires March 28, 2007.

•
Working Capital Line-of-Credit - The working capital line-of-credit provides capital to cover short-term cash flow needs. The interest rate on this line of credit is prime (8.25% as of September 30, 2006). As of September 30, 2006, the outstanding balance on this line-of-credit was $0 with $250,000 available.

•
Automobile Line-of-Credit - The automobile line-of-credit is to be used for purchasing corporate automobiles. The interest rate is the bank’s auto rate at the closing date. As of March 30, 2006, the outstanding balance on this line-of-credit was $0 with $150,000 available to be drawn down.

•
Fixed Interest Rate Term Loan - On March 28, 2006, $584,771 was transferred from the equipment purchase line of credit to a fixed interest rate term loan with a maturity date of March 30, 2009. This loan requires 35 consecutive monthly payments of interest and principal of $8,904.71 each beginning April 30, 2006 and one principal and interest payment of $378,849.70 to be made on March 30, 2009. The interest rate on the unpaid balance is 7.15%. As of September 30, 2006, this loan had a balance of $552,490 and we were current on all payments.

The following table summarizes our banking lines-of-credit and term loans:

Credit Facility	Interest Rate	Amount Available as of September 30, 2006	Balance outstanding as of September 30, 2006
Reducing Revolving Line-of-Credit	6.70%	$0	$2,143,975
Equipment Purchase Line-of-Credit	prime*	$463,248	$286,752
Working Capital Line-of-Credit	prime*	$250,000	$0
Automobile Offering Line-of-Credit	Variable	$150,000	$0
Fixed Interest Rate Term Loan	7.15%	$0	$552,490

*8.25% as of September 30, 2006.

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

Our trailing twelve month debt service coverage ratio for the period ended September 30, 2006 is 1.50 : 1. We project this ratio to be greater than 1.33 for year-end.

As of September 30, 2006, our working capital ratio was 1.02.

As of September 30, 2006, our debt-to-equity ratio was 2.30.

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

We expect to acquire at least $500,000 of additional revenue equipment during the upcoming 12 months. As of October 1, 2006 we have agreements to purchase $66,000 of equipment in the fourth quarter of 2006.

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

Pro Forma Condensed Consolidated Statements Of Earnings

	Year Ended	Nine Months Ended
	December 31, 2005	September 30, 2006
Revenues	$4,086,560	$2,925,061
Cost of Sales	1,954,803	1,459,320
Gross profit	2,131,757	1,465,741

Selling , general and administrative expenses	1,585,137	1,371,633
Operating Profit	546,620	94,108
Other (Expense)	(232,245)	(181,727)
Earnings (loss) before income taxes	314,375	(87,619)
Income taxes
Currently payable	0	0
Deferred	122,195	0
	122,195	0
Net Earnings (loss)	$192,180	$(87,619)
BASIC Earnings per share	$0.31	$(0.08)
Weighted average number of shares	998,688	1,084,167

DILUTED Earnings per share	$0.31	$(0.08)
Weighted average number of shares	998,688	1,084,167

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

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), whereby the Company registered callable subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The company filed a post-effective amendment to the registration June 2, 2006. On September 1, 2006, the SEC declared this post-effective amendment effective. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to September 30, 2006, we sold eight notes in the aggregate principal amount of $214,000. For the quarter ended September 30, 2006 we sold one note in the aggregate principal amount of $32,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through September 30, 2006 were approximately $262,042.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.23	Promissory Note Between Related Party dated September 30, 2006.

31.1	Certification of Chief Executive Officer pursuant to rule 15a-14(a)

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.
---------------------------
(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AT&S HOLDINGS, INC.
November 9, 2006	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
November 9, 2006	//s// Richard G. Honan II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)