Form 10KSB
period 2006-12-31
AT&S HOLDINGS INC
filed 2007-04-05
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
-------------------
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No 333-111715

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

The Issuer had revenues of $4,249,195 during its most recent fiscal year.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practible date:

Date    Class      Shares Outstanding
03/15/2007   Common Stock - $.001 par value   1,084,167

Documents incorporated by reference:
None.

Traditional Small Business Disclosure Form (check one): [ ] Yes  [X] No

PART I
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (“report”) contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the “Item 1. Business—Factors That May Affect Future Results of Operations, Financial Condition or Business” section of this report. If any of the events described in “Item 1. Business—Factors That May Affect Future Results of Operations, Financial Condition or Business” occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

In this report, references to “AT&S,” the “Company,” “we,” “us,” and “our,” refer to AT&S Holdings, Inc., a Nevada corporation, and our subsidiary American Trailer & Storage, Inc., a Missouri corporation (“American Trailer”).

We provide portable, temporary storage and transportation solutions to a broad range of industrial and commercial customers in the Midwestern United States through our rental fleet of over 2,200 portable storage and trailer units. We own approximately 78% of these units, while the remaining 22% are leased by us from third parties, generally under short-term rental arrangements. During 2006, approximately 75% of our revenue was generated through renting and leasing storage containers (primarily shipping containers that meet International Organization for Standardization (“ISO”) standards for ocean-going shipping containers) and semi-trailers. Approximately 93% of the containers in our fleet meet ISO standards. Twelve percent of our revenue was generated through the sale of such equipment, and the remaining 13% was generated through ancillary services such as trucking (delivery and pick-up of our equipment) fees and maintenance fees. During 2006, approximately 34% of our revenue was generated by trucking industry customers, 18% from retail industry customers, 9% from wholesale-distribution industry customers, and 10% from construction industry customers. The remaining 30% was generated from customers in 73 other industries, none of which generates greater than 3% of our revenues. While we currently have two branches and operate in three states (Missouri, Kansas, and Illinois), we primarily concentrate our operations on the Kansas City and St. Louis metropolitan regions.

Our business began operations in May 1994. Our products provide secure, accessible temporary storage and transportation for a diversified client base of over 700 customers, from 77 different industries, including retail, construction, trucking, wholesale distribution, and business services. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, the handling of peaks in shipping cycles and transportation of material to and from customers or their construction job sites. We primarily obtain our portable storage units by purchasing new and used ocean-going containers and purchasing new and used trailers from the trucking industry. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as security systems, multiple doors, electrical wiring and shelving. In addition to our rental operations, we sell new and used portable storage units and provide ancillary services.

We focus on renting instead of selling our portable storage and transportation units. We believe this focus allows us to achieve strong growth, improved profitability and increased predictability of our business. Renting equipment to our customers generates higher profit margins than does selling the same equipment; thus, as we continue to focus on generating more rental revenue, we expect our profitability to improve. Although most of our customer rental agreements are short-term in nature, our average customer keeps a unit on rent for approximately eight months; thus we are better able to predict future rental revenues than equipment sales. We believe our rental model is highly attractive because portable storage and transportation units:

•	Provide predictable, recurring revenues from rentals,

•	Have average monthly rental rates which recoup our unit investment within an average of 24 months (assuming continuous rental at market rates),

•	Our average acquisition cost per container in our rental fleet is $2,268
•	Our average acquisition cost per trailer in our rental fleet is $6,611
•	Have useful lives exceeding 10 years, low maintenance and high residual values.

Since our inception we have increased our revenues every year. Our revenues have increased from approximately $600,000 in 1997 to approximately $4.25 million in 2006.

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

The transportation equipment rental industry (over-the-road semi-trailers in particular) is much less fragmented than the portable storage industry. There are two large, national companies that compete in the industry and each have branches in Kansas City and St. Louis. There are also a few small, local competitors in each market. The large national companies typically focus on long-term leasing of semi-trailers to large national trucking companies or companies with large trucking fleets. The local companies tend to service the regional fleets underserved by the national competitors. The higher cost of semi-trailers can be a significant barrier to growth for smaller companies.

Our goal is to be a leading provider of portable storage and transportation equipment solutions in the greater Kansas and City and St. Louis markets. We will also consider strategic expansion opportunities in other midwestern markets, either through internal growth or acquisitions of existing businesses, if and only if we believe we can achieve significant market penetration. We believe that our competitive strengths and growth strategy, as outlined below, will enable us to achieve our goals.

Growth Strategy

Our growth strategy consists of the following:

FOCUS ON CORE PORTABLE STORAGE RENTAL BUSINESS IN THE KANSAS CITY AND ST. LOUIS MARKETS. We will continue to focus on growing our rental business in our core Kansas City and St. Louis markets. We believe the rental business provides predictable, recurring revenue and high margins. During 2006, we experienced gross profit margins of 53%. We expect this percentage to remain stable because we do not anticipate lowering rental rates and we feel that we will be able to maintain or improve upon 2006’s fleet utilization rate of 68%. Additionally, we do not expect costs to significantly increase due to an ample supply of companies to choose from that provide repair and maintenance services.

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

GENERATE HIGH LEVELS OF INTERNAL GROWTH IN THE KANSAS CITY AND ST. LOUIS MARKETS. We will continue to focus on increasing the number of portable storage units we rent out from our Kansas City and St. Louis branches to both new and repeat customers. We have historically been able to generate strong internal growth within these markets through aggressive marketing and rental fleet growth. We believe that by increasing awareness of the benefits of portable storage through our targeted marketing and advertising programs, we can continue to increase our rental revenues and generate strong internal growth in these markets. We have phased out our operations in Des Moines, Iowa, Springfield, Missouri and Omaha, Nebraska and are no longer competing for new business in those markets. Our operations in those markets will generally continue only to the extent that we have units already out on customer rental. Once the equipment is returned, we anticipate shifting it to our Kansas City and St. Louis core markets. We believe we can increase our market share in Kansas City and St. Louis and increase revenues in these two markets. We intend to increase our fleet size in these two markets by purchasing additional equipment with funds provided by a subordinate notes offering, cash generated from operations and existing bank financing.

BRANCH EXPANSION. Although we retrenched our operations to focus only on our two core markets, we intend to use our branch model to expand to new markets throughout the Midwestern United States on a limited and very selective basis. We intend to identify new markets in the Midwestern United States where we believe demand for portable storage units is underdeveloped and where we believe we can achieve significant market penetration and a competitive market share. Small local competitors are currently serving these markets. Whenever feasible, we intend to enter a new market by acquiring the storage units and rentals of a small, local portable storage business in order to generate immediate revenue to cover overhead and forego typical branch start-up expenses. We are actively seeking such acquisitions, however, we are in the early stages of the process and are engaged in only preliminary any negotiations with a few acquisition target companies. Any acquisition will have to meet very stringent economic requirements and justification developed by our management in consultation with the Board of Directors.

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

Branch Operations

Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also seek locations that are visible from high traffic roads as an effective way to advertise our products and our name. Our branches maintain an inventory of portable storage and transportation units available for rent, and some of our branches also provide on-site storage of units under rent. The following table shows information about our branches and locations of equipment as of February 2, 2007:

Location	Functions	Rental Units	Company Personnel	Approximate Lot Size
Kansas City, MO/KS	Rental, sales, administration, on-site storage [*]	1,458	15	12 acres
St. Louis, MO/IL	Rental, sales, on-site storage [*]	791	5	6 acres
St. Joseph, MO	Remote rental	45	0	1 acre
Total		2,294	18

[*] Customers who have the need to store semi-trailers on our lot due to space limitations at their location are permitted to do so as part of the rental service. We allow customers access to their rental equipment during regular business hours. We do not have fixed storage or warehouse space.

The following tables summarize the acquisition and disposition of units in our rental fleet:

2005	Start of Year	Units Bought or Rented	Units Sold or Returned	End of Year
Owned Containers	647	213	73	787
Rented Containers	365	55	26	394
Owned Trailers	525	178	72	631
Rented Trailers	173	318	299	192
Total Units	1,710	764	470	2,004

2006	Start of Year	Units Bought or Rented	Units Sold or Returned	End of Year
Owned Containers	787	269	101	955
Rented Containers	394	45	80	359
Owned Trailers	631	281	46	866
Rented Trailers	192	187	216	163
Total Units	2,004	782	443	2,343

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

Sales and Marketing

As of the date of this report, we have four people at our Kansas City branch and two in St. Louis that conduct sales and marketing on a full-time basis. We utilize the following methods of advertising to target potential customers:

	Commercial	Residential
Direct Mail	X
Outside Sales	X
Trade Shows	X
Fleet Decals	X	X
Internet Advertising	X	X
Print Advertising	X
Yellow Pages	X	X

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

Customers

Our customer base is diverse and consists of businesses in a broad range of industries. During 2006, we rented our equipment to more than 700 customers in 77 different industries. Our largest single customer, Satellite Specialized Services, (“SST”) accounted for 26% of our total revenue in 2006, and 29% in 2005. SST rents our equipment on a unit-by-unit, short-term basis. SST uses our equipment to haul freight and cargo for disaster relief efforts. Our second largest customer, Wal-Mart, accounted for 13.5% of our revenue in 2006, and 10% in 2005. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis. Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location. No single Wal-Mart store accounts for more than 5% of our revenues. No other customer accounted for more than 4% of total revenue in 2006.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Because most of our customers rent equipment on a temporary basis, we anticipate and expect annual shifts in our top customers as a percentage of revenue, depending on which customers and industries experience the greatest demand in a given period. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2006 of our customers and how they use our portable storage and transportation units:

Industry*	% 2006 Revenues	Typical Customers	Typical Applications
Trucking	34.0%	Truck lines, Moving Companies	Transportation of goods, storage at distribution centers
General Retail	17.7%	Mass merchandisers, Department Stores, Discount Chains	Storage of seasonal and excess merchandise
Wholesale Distributors	8.8%	Auto Parts Distributors, Construction Materials, Wood Products, General Wholesale goods	Storage of excess and seasonal inventory
Construction	9.7%	General and sub-contractors	Storage of materials and equipment on job-sites
All others** (73 different industries)	29.7%	N/A	N/A
*Based on 2 digit SIC codes	**No other industry constituted greater than 3% of revenues

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

Management Information Systems

Our current management information systems have substantially more capacity than we currently need, but provides a system capable of expanding with our business. The fully integrated system performs functions for rental and sales operations and analysis, accounts receivable, accounts payable, general ledger, purchasing, and equipment maintenance. The software runs on an IBM iseries server. This server will be upgraded in April, 2007.

We utilize an Application Service Provider (“ASP”) for our customer relations management. The ASP allows our employees instant, worldwide access to customer and sales pipeline information.

A new branch can become fully integrated with the home office, with just a personal computer and an Internet connection.

Rental Terms

The majority of our customer rental agreements provide month-to-month terms. Our average monthly effective rental rate was $187 in 2006 compared to $142 in 2005. Most of our portable storage units rent for $60 to $225 per month. Over-the-road trailers may rent for as much as $550 per month. Each rental agreement provides that the customer is responsible for the cost of delivery at inception and pickup at termination. Our rental contracts specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. The customer’s possessions stored within the portable storage unit are the responsibility of the customer. Trailers used for over-the-road purposes require that the customer provide appropriate insurance coverage and related documentation to cover us as loss payee and additional insured.

Our Markets and Competition

We face competition from several local and national companies in all of our current markets. Our competitors include lessors of storage units, over-the-road and storage trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of product quality and availability, rental rates and customer service. Some of our competitors have less debt, greater market share and greater financial resources and pricing flexibility than we possess. Sometimes, a competitor will lower its rental rates in one of our markets to try to gain market share. This may require us to reduce our rental rates as well, which could reduce our profitability in those markets.

In the Kansas City market, including our St. Joseph, Missouri location, we compete with approximately 19 companies that rent portable storage equipment. We estimate that we have the second largest fleet of portable storage equipment in Kansas City and maintain approximately 15% of the market. We estimate that the largest competitor maintains 30% of the market. Competition in the Kansas City market is highly fragmented. Five of the competitors are branch operations of larger companies with ten or more branches across the U.S. Two of the competitors are branch operations of companies with less than five branches. Portable storage rental is not the main business of five of the competitors, but rather a sideline to another, main business such as trucking. We estimate that only the four largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers. While the barriers to enter our business are relatively low, the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts that rent more than 50 units at a time are high. Therefore, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

Our revenues decreased by approximately 1.2% in the Kansas City market in 2006 over 2005. This was due to a decrease in demand for over-the-road equipment from our largest customer in 2005, SST, which uses our equipment to haul and store relief supplies to and in areas affected by natural disasters offset by a general increase in demand for portable storage products and transportation equipment and an increase in market share. We anticipate continued growth and demand for portable storage equipment, as customers become more aware of portable storage options. We also anticipate maintaining or slightly increasing our market share in Kansas City.

In the St. Louis market, we compete with approximately 12 companies that rent portable storage equipment. We estimate that we have the second largest fleet of portable storage equipment in St. Louis and maintain approximately 20% of the market. We estimate that our largest competitor maintains 35% of the market. Competition in the St. Louis market is not as fragmented as in the Kansas City market. Portable storage rental is the main business of most of the competitors. Five of the competitors are branches of larger operations with 10 or more locations. We estimate that only the three largest providers of portable storage products have enough equipment to effectively compete for large commercial and industrial customers. While the barriers to enter our business are relatively low, the capital requirements and local business relationships necessary to win and maintain large commercial and industrial accounts that rent more than 50 units at a time are high. Therefore, we do not anticipate a significant increase in the number of competitors able to compete for large accounts within the next 12-24 months.

Our revenues increased by approximately 45.5% in the St. Louis market in 2006 over 2005. This was mainly due to a significant increase in our market share and a general increase in demand from customers in varied industries. We anticipate growth in 2007 in demand for portable storage equipment, as customers become more aware of portable storage options. We also anticipate maintaining or slightly increasing our market share in St. Louis, through increased advertising and product awareness.

We sometimes rent equipment from third parties in those markets to service regional customers who prefer to have us handle the logistics of rental equipment in other Midwestern markets. Combined, these markets accounted for 2% of our 2006 revenues. We feel these markets may present future expansion opportunities if an acquisition of a local portable storage company becomes available under favorable terms.

Because we feel that Kansas City and St. Louis offer our company the greatest potential for growth and sustained profitable operations, we will continue to focus our resources on increasing revenues and market share in these markets. Combined, these two markets accounted for 98% of 2006 revenues. As we continue to concentrate our efforts in these two markets, our revenues and market share are likely to decline in the other geographical markets where we have a limited presence.

In addition to competition for customers, we face competition in purchasing used ocean-going containers and trailers, which we in turn use to generate rental income in our core business or resell in our secondary business of equipment sales. Several types of businesses purchase used ocean-going containers and trailers, including various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers and trailers for sale decreases, these competitors may be able to absorb an increase in the cost of equipment, while we may not be able to. If used equipment prices increase substantially, we may not be able to grow our fleet. These price increases also could increase our expenses and reduce our earnings. During 1999-2003, we did not experience a shortage of equipment available to purchase. We began to notice the supply of shipping containers decrease in 2004. This did not affect our ability to find suitable units available for sale and/or to add to our rental fleet in 2006 and prices for these containers were approximately 7% lower than 2005. We anticipate this trend to continue in 2007. We anticipate that we will be able to find enough containers to satisfy the demand in 2007. During 2006, we experienced a decrease in supply of used semi-trailers available for purchase. We expect this trend to continue in 2007.

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

Employees

As of the date of this report, we had approximately 20 full-time employees. Our employees are represented by the following major categories:

Management	2
Administrative	4
Sales and Marketing	6
Drivers	4
Operations/Maintenance	4

Our employees are not represented by a labor union. We consider our relations with our employees to be good. We increased our staff by approximately 12% in 2006 versus 2005. We anticipate that the new employees will help us reduce expenses as they take on work that was previously performed by outside vendors at higher costs and continue to increase revenues as we have relived more operational and administrative tasks from the sales personnel, allowing them to spend more time with current and potential customers.

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

WE ARE A COMPANY WITH A HIGH AMOUNT OF DEBT; THEREFORE FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST COST, DECREASE OUR PROFITABILITY.

Our operations are capital intensive and we operate with a high amount of debt relative to our size. Our high amount of debt makes us vulnerable to increases in prevailing interest rates. Increases in interest rates will increase our overall interest costs and impact our profitability. As of December 31, 2006 the amount of our debt subject to floating rates is $429,988.

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

WE ARE DEPENDENT ON SEVERAL KEY CUSTOMERS FOR A MATERIAL PORTION OF OUR REVENUES. WE EXPECT OUR TWO LARGEST CUSTOMERS TO PRODUCE A DECLINING PERCENTAGE OF REVENUES IN THE YEARS AHEAD.

SST alone represented approximately 26% of our revenues for the year ended December 31, 2006 and 29% for 2005. Our second largest customer, Wal-Mart accounted for 13.5% of our revenue in 2006, and 10% in 2005. We are highly dependent on these customers for revenues, and therefore a material decrease in their business with us for any reason would immediately cause us to lose revenues and might lead to our failure if a large portion of these revenues are not replaced. We do not expect our largest customers to continue to represent such a significant share of our revenues. Indeed, SST rental demand is driven by its disaster relief activities and revenue from individual Wal-Mart stores has decreased on a year-to-year basis over the last three years as a result of its improved inventory management. Our third largest customer, Mobile Storage Group, is in all likelihood transitioning from a customer to a competitor. If we are unable to replace business from our significant customers from year to year, our business would be negatively affected. The loss of or diminution of these businesses as customers or the inability to continually replace business from them and our other significant customers would require immediate and substantial overhead cost reductions together with the disposal of excess equipment to mitigate the effects and prevent failure of our business. There can be no assurance that we would be able to effectively respond to any such customer loss. Management views this risk as very significant and should management not immediately implement overhead cost reductions and equipment dispersals, we would not be able to meet our obligations.

WE ARE DEPENDENT ON THIRD PARTIES WHO LEASE US MANY OF THE CONTAINERS AND TRAILERS WE USE TO GENERATE REVENUES IN OUR BUSINESS. THESE LEASES ARE GENERALLY SHORT-TERM AND WE ARE SUBJECT TO THE RISK THAT WE WILL BE UNABLE TO CONTINUE TO OBTAIN CONTAINERS AND TRAILERS FROM THIRD PARTY LESSORS ON COMMERCIALLY PRACTICABLE TERMS, IF AT ALL.

Although we own most of the containers and trailers (approximately 79%) we use in our business to generate revenue, a significant number of our units are instead leased by us from various third parties under short-term contracts. Our ability to continue to lease units from third parties on terms that permit us to in turn re-lease the units to our customers at a profit is critical to maintaining flexibility in our operations and overall profitability. Because we do not have long-term contractual commitments from any of our lessors, there can be no assurance that we will continue to be able to lease containers and trailers from third parties on commercially practicable terms, if at all. If we are not able to do so, our business could be materially and adversely impacted, increasing the risk that we will be unable to meet our obligations.

THERE IS UNCERTAINTY AND RISK IN THE SUPPLY AND PRICE OF USED OCEAN-GOING CONTAINERS AND STORAGE TRAILERS, WHICH ARE A KEY COMPONENT OF OUR PRODUCT LINE.

We purchase new and used ocean-going containers and storage trailers in order to expand our rental fleet. The availability of these containers and trailers depend in part on the level and balance of international trade (particularly between the U.S. and China), the price of steel, and overall demand for containers and trailers in the domestic and ocean cargo shipping business. When shipping increases, the availability of used ocean-going containers and trailers for sale often decreases and the price of available containers and trailers increases. Conversely, an oversupply of used ocean-going containers and trailers may cause their prices to fall. Further, the cost and availability of containers may be dependent upon prices for steel, aluminum and other raw materials. We are always seeking to increase and/or upgrade our rental fleet; therefore our business is affected constantly by these market pressures. Severe price fluctuations in shipping containers and trailers could harm our ability to maintain an optimum inventory of containers and trailers to operate our business, and thus adversely impact our financial results and our ability to meet our obligations.

LOSS OF KEY PERSONNEL COULD ADVERSELY IMPACT OUR OPERATIONS.

We are a small company and we have only 20 employees. We are especially dependent upon the efforts on our behalf of Richard G. Honan and Richard G. Honan II, who are executive officers and members of the board of both AT&S Holdings and American Trailer. These key employees are thoroughly knowledgeable about our industry and every aspect of our business. It is very unlikely that they could be replaced by other persons of comparable expertise or commitment. Although each of these key employees is a party to an employment agreement with us, there can be no assurance that they will continue their efforts on our behalf as directors, officers or in any other capacity. If either of these key employees was to leave us, our ability to continue to successfully continue our business, and our ability to meet our obligations, would be adversely affected.

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

ITEM 2. PROPERTIES
We do not own any real property as we lease all of our locations. We believe that satisfactory alternative properties can be found in all of our markets at the end of the lease agreements, if necessary. The following is a summary of our leased locations:

Location	Functions	Rent Paid in 2005	Property Owner	Lease Termination Date
Kansas City, MO/KS	Rental, on-site storage, sales, administration	$168,000	Manchester Properties, LLC	April 2009
St. Joseph, MO	Kansas City support lot	$9,600	Deffenbaugh Industries, Inc	Month-to-month
St. Louis, MO/IL	Rental, on-site storage, sales	$46,944 [*]	Bi-State Group, LLC	December 2008

Our locations are used primarily to store our storage containers and trailers when they are not on lease off -site for a customer. We do not store idle equipment at any of the other locations. Company owned equipment that comes off rent is returned to Kansas City or St. Louis.

ITEM 3. LEGAL PROCEEDINGS

January 4, 2007, American Trailer received service of process with respect to a civil action brought against it by Jeffery N. Orr, a former officer, director and employee of American Trailer. Orr currently owns more than 5% of our outstanding common stock.

In his civil proceeding, which was brought in the Circuit Court of Jackson County, Missouri, Orr contends American Trailer breached its written employment contract with him as a result of nonpayment of compensation and benefits. Mr. Orr seeks damages in the amount of $200,000 for such alleged breach.

In the same action, Orr has also brought civil claims against our current officers and directors, Richard G. Honan and Richard G. Honan, II. More specifically, Orr contends that Richard G. Honan and Richard G. Honan, II, as directors and shareholders of American Trailer, breached fiduciary duties they owed to him. According to Orr’s complaint, these individuals failed to discharge their fiduciary obligations by causing American Trailer to grant warrants and issue promissory notes to Richard G. Honan without adequate consideration and by diluting Mr. Orr’s ownership in the Company. Orr also asserts that these individuals breached their fiduciary obligations by dissipating corporate assets and by removing Mr. Orr from the American Trailer board of directors. Orr seeks damages in excess of $75,000 for such alleged breaches. Mr. Orr further contends that Richard G. Honan and Richard G. Honan, II made various fraudulent and/or negligent statements to Mr. Orr about future compensation and benefits that Orr would be entitled to receive from American Trailer and the amount of loans that Richard G. Honan had made to American Trailer. Orr contends these statements were made for the purpose of inducing him to consent to certain corporate actions and enticing him to make capital investments and to forego salary and other benefits. With respect to these claims, Mr. Orr seeks compensatory and punitive damages from these individuals.

In addition to theses monetary claims, Orr seeks an order from the court requiring Richard G. Honan, Richard G. Honan, II and American Trailer to provide a corporate accounting as required by Missouri law. Moreover, Mr. Orr seeks a court order that American Trailer be judicially dissolved and liquidated and that a receiver be appointed to take possession of American Trailer’s assets.

February 15, 2007, American Trailer filed a motion to dismiss three of the four counts in which American Trailer is a defendant in the case of Jeffrey N. Orr vs. American Trailer & Storage, Inc. in the Circuit Court of Jackson County, Missouri, on the grounds that each of the causes of action fail to state a claim for relief against them that may be granted as a matter of law. Orr currently owns more than 5% of our outstanding common stock.

In the same motion, our current officers and directors, Richard G. Honan, and Richard G. Honan, II also requested dismissal of all of the counts brought against them in the same lawsuit also on the grounds that each of the causes of action fail to state a claim for relief against them that may be granted as a matter of law.

We continue to believe that all of Orr’s claims are completely without merit both factually and legally. We will continue to vigorously defend against the claims. Richard G. Honan and Richard G. Honan, II have both advised us that they believe Mr. Orr’s claims against them are without basis and that they will continue to vigorously defend against these claims. With respect to the claims against American Trailer, we believe Orr’s claims are completely without merit both factually and legally. Accordingly, American Trailer intends to vigorously defend against the claims. Richard G. Honan and Richard G. Honan, II have both advised us that they believe Mr. Orr’s claims against them are without basis and that they intend to vigorously defend against these claims.

On February 15, 2007, we filed a civil action against Orr, a former officer, director and employee of our company and American Trailer. In this civil proceeding, which was brought in the District Court of Clark County, Nevada, we seek declaratory relief and damages.

We are seeking a declaration that (i) we own 100% of the outstanding shares in American Trailer and that no shares are owned by Orr; that (ii) there are no other extant shares of stock, stock rights, options, warrants or other similar claims of ownership of American Trailer; that (iii) under the laws of the State of Nevada, as the owner of all outstanding shares of American Trailer, we are the only party entitled to bring claims arising from the ownership of shares of our wholly owned subsidiary; that (iv) we have no contractual or other legal obligation to purchase any of the outstanding shares owned by Orr; that (v) removal in 2005 of Orr as a director was accomplished in accordance with the By-Laws of our corporation and the Law of the State of Nevada; that (vi) removal of Defendant Orr in 2005 as an officer of our corporation was accomplished in accordance with our By-Laws and the laws of the State of Nevada; that (vii) the decisions of our Board of Directors and officers in borrowing money and the distribution of profits either in us or our wholly-owned subsidiary are controlled by the business judgment rule and the laws of the State of Nevada; and that (viii) we are not presently indebted to Orr.

We also seek to recover our costs and fees associated with the prosecution of this action, and for damages or any further or additional relief which we are entitled to recover as a result of the acts and omissions of Orr.

We occasionally become a party to routine claims incidental to our business. Most of these claims involve alleged damage to customers’ property while stored in units they rent from us and damage alleged to have occurred during delivery and pick-up of containers. We believe that we carry sufficient insurance to protect us against loss from these types of claims. In addition, we hire collection agencies that engage attorneys on a contingency bases to collect unpaid invoices on our behalf.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of shareholders was held on December 5, 2006 and involved the re-election of our then-current directors: Richard G. Honan and Richard G. Honan, II. Both of these individual’s term of office continued after the meeting. Each of these directors received the affirmation vote of 960,046 shares, which constituted 100% of the shares of common stock present and voted at the meeting and 88.55% of all of our issued and outstanding shares of common stock.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not traded on any public established market. As of March 15, 2007, there were three holders of record of our common stock.

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

We filed a post-effective Registration Statement on Form SB-2 (file #333-124440), with the Securities Exchange Commission by which we registered $5,000,000 in aggregate principal amount of our callable subordinated notes (the “Notes”) for sale to the public on a continuous basis. The Securities and Exchange Commission declared our registration effective on September 1, 2006. As of December 31, 2006, we have sold Notes in the aggregate principal amount of $309,000. Net proceeds from these sales were used to purchase equipment.

The following table contains information as of December 31, 2006 with respect to our only compensation plan (including individual compensation arrangements) under which our common stock is authorized for issuance.

Equity Compensation Plan Information*
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	5,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	5,000,000

*All information relates to our Stock Option and Incentive Plan established on January 5, 2004.

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

We are a provider of portable storage and transportation solutions through our rental fleet of approximately 2,300 portable storage and transportation units through our subsidiary American Trailer. We currently have two branches and operate in Missouri, Kansas, and Illinois. We primarily concentrate on the Kansas City and St. Louis metropolitan regions. We phased out of actively competing in other markets to focus on these core regions because we felt our resources could be more profitable focusing our efforts in the larger markets of Kansas City and St. Louis. We feel there are opportunities for growth in other Midwestern markets when our capital and human resources are adequate to handle external branch expansion.

Our rental equipment provides secure, accessible temporary storage and transportation for a diversified client base of over 700 customers in 77 different industries. Our customers use our products for a wide variety of storage and transportation applications, including the storage of retail and manufacturing inventory, protection of construction materials and equipment, handling peaks in shipping cycles and transporting material to and from customers’ or their construction job sites. Our largest customer, Satellite Specialized Transportation (“SST”), constituted 26% of our revenue in 2006, 29% of our revenue in 2005 and 6% of our revenue in 2004. SST rents our equipment on a unit-by-unit, short-term basis. SST uses our equipment to haul cargo and freight long distances. In particular, SST has rented our equipment for transportation and storage of disaster relief supplies to victims of hurricanes and other disasters. In general, SST rents equipment for $500 per unit per month. We anticipate that SST will be our second largest customer after Wal-Mart for 2007 due to the continued large number of units rented to support disaster preparedness and the potential for damaging hurricanes in 2007. Because the disaster relief business is mainly short term, we do not purchase equipment specifically for this purpose and should not, therefore, have material amounts of idle equipment should natural disasters not occur in any given year. We mainly rent equipment owned by other entities under agreement with the other entities to supply SST with trailers. The trailers are turned back over to the other entities when SST is finished using them for disaster relief duties.

Our second largest customer, Wal-Mart, accounted for 13.5% of our revenue in 2006, 10% in 2005, 22% in 2004 and 27% in 2003. Wal-Mart rents our storage equipment on a store-by-store, unit-by-unit, short-term basis. Rental and trucking (delivery and pick-up of storage equipment) rates vary by store location. No single store accounts for more than 5% of our revenues. In general, a Wal-Mart store rents equipment on a four-week minimum term for $90-$135 per four weeks, depending on the type of unit and the quantity of containers rented by the particular store. The store also pays delivery and pick-up charges between $75-$400 each way, depending on the distance of the store from our location. We believe that year-to-year reduction in revenues from Wal-Mart may be indicative of a trend resulting from improvements by Wal-Mart in its inventory management.

Aside from Wal-Mart, our other largest customers tend to vary significantly from year to year. We do not expect our largest customers to continue to represent such a significant share of our revenues. Indeed, SST rental demand is driven by its disaster relief activities and Wal-Mart is continually working to reduce inventory levels. If we are unable to replace business from our significant customers from year to year, our business would be negatively affected. The loss of or diminution of these businesses as customers or the inability to continually replace business from them and our other significant customers would require immediate and substantial overhead cost reductions together with the disposal of excess equipment to mitigate the effects and prevent failure of our business. There can be no assurance that we would be able to effectively respond to any such customer loss. Management views this risk as very significant and should management not immediately implement overhead cost reductions and equipment dispersals, we would not be able to meet our obligations. We do not expect a significant impact to our financial condition in the next 12 months resulting from a decrease in business from our largest customers. We expect SST to continue to rent equipment on a seasonal, on-going basis for disaster preparedness; and disaster relief efforts, should conditions warrant such. We do not expect Wal-Mart’s demand for equipment to decrease in a significantly short period of time. We also anticipate the demand for equipment in other industries to cyclically increase from year to year, as has occurred in the past, and we anticipate that these increases will be substantial enough to replace revenues from industries that demand has declined in a given year.

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

Year ended December 31, 2006 Compared to 2005

Total revenues approximated $4,249,000 in 2006. The increase of $163,000 over 2005 total revenues represents a 4% increase. Approximately 88% of total revenue was derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.). Approximately 12%, or $514,000, of total revenues was derived from the sale of equipment, compared to $580,000, or 14% of total revenues, in 2005. This increase in rental and related revenues is primarily due to a general increase in demand for our services from companies in varied industries offset by a decrease in demand from our largest customer for over the road equipment used to haul disaster relief supplies.

Rental revenues increased $215,000, or 7%, mainly the result of a sharp increase in demand from construction and retail industry customers of 44% and 15% respectfully. Rental revenues from the trucking and wholesale industries declined 13% and 8% respectfully. Revenues from companies in 73 other industries was essentially flat. Equipment sales decreased $66,000 in 2006 versus 2005 due to a concentrated effort to focus on increasing rental revenues because the margins on equipment rentals are higher than the margins on equipment sales. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. (The line item “Gain on Sale of Equipment’ on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-rental equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

Drayage (trucking) revenue decreased approximately $26,000, or 6%, from the previous year. This decline is primarily due to a reduced number of units picked up from customer locations as units on rent tended to stay on rent for longer periods. Other revenues, which consist primarily of on-site equipment storage fees, repair charges for customer-damage to equipment, late fees, damage-waiver fees and property tax fees increased $16,000, or 40%, due primarily to an increase in demand for our services and equipment from the trucking and construction industries. We anticipate continued strong demand from varied industries, including trucking, construction and other varied industries. We also anticipate increasing our market share of the retail industry’s equipment rental expenditures in our markets (as of February 28, 2007, rental revenue generated from our retail customers is up approximately 30% compared to the same time period in 2006).

Cost of sales for the twelve months ended December 31, 2006 totaled $2,003,000, an increase of 2.5%, as compared to the same period in 2005. Cost of sales represented 47% of total revenues in 2006 versus 48% in 2005. The cost of equipment sold decreased $9,000, or 15%, due to the decrease in total number of units sold. Fleet maintenance expenses (included in “equipment rental” expense item) increased by approximately $77,000, or 35%, due mainly to the increase in the number of company-owned semi-trailers, which require more maintenance than containers. Fleet maintenance expenses mainly cover the expenses, not charged to our customers, to repair and maintain the rental fleet of containers and trailers. It is anticipated that fleet maintenance expense will increase as we continue purchasing more equipment in 2007 and work to improve the material condition of the equipment to our standards. Our three tractors did not require significant repairs in 2006. Depreciation expense increased by $63,000, or 19%, from 2005 due to an increase in the size of the rental fleet. Depreciation expenses will continue to increase as we continue to purchase equipment and expand our rental fleet. Drayage expenses increased 7%, or $22,000, during the twelve months of 2006 versus 2005. This increase is mainly due to an increase in fuel costs. We expect our drayage expenses as a percentage of overall revenue to hold steady or decline in 2007. Maintenance expenses related to repairs charged to customers decreased $7,000 or 20%, mainly a result of the decreased demand for semi-trailers used in disaster relief. Gross profits increased by $114,000, or 5.3%, in 2006 versus 2005, representing 53% of total revenues. We anticipate that the gross margins will remain between 50 and 55% for 2007.

Operating expenses increased $282,000, or 18%, over 2005. Operating expenses represented 44% of total revenues in 2006 versus 39% in 2005. The primary reasons for the increase are an increased amount of personnel, an increase in salaries and commissions, health insurance, marketing, property taxes, and bad debt expenses. We expect operating expenses to remain under 45% of total revenues for 2007, as we plan to increase the number of rental units in the fleet and the number of units on rent at any given time, without increasing operating expenses.

Overall interest expenses increased $9,000, or 3.4%, from 2005 to 2006 to $277,641. Interest expense constituted 7% of total revenues in 2006 and 2005. This increase was primarily due to an increase in the balance of loans owed to our senior lender and an increase in interest rates on our lines of credit. “Interest expense - Related Party” (interest accrued due our principal shareholder) decreased $15,204, or 26.6% due to a decrease in the amount owed to the related party. “Interest Expense - Other” (interest accrued to our bank) increased $24,313, or 11.5% due to increased balances owed to our bank and increased interest rates on our floating lines of credit. We anticipate our interest expenses to increase as we expect to finance equipment purchases with bank financing. Continued increases in interest rates may also increase our interest expenses; however, these increases will likely be minimal compared to the increases due to increased balances owed as the majority of our balances have fixed interest rates.

We had a net income of $117,000 for the twelve-month period ended December 31, 2006 versus $314,000 in 2005. Net income represented 3% of total revenues for the period versus 8% of total revenues in 2005. The decrease was mainly the result of decreased revenues from high margin rental of equipment used for disaster relief. Because we have the support infrastructure in place in Kansas City and St. Louis capable of handling a larger fleet without much additional personnel or resources, we should be able to increase our operating margins by increasing revenues in Kansas City and St. Louis without marginally increasing expenses. We anticipate that net income and net margin will increase in 2007.

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

A note payable to the majority shareholder had a balance of $180,292 at December 31, 2006 and $309,264 at December 31, 2005, and is subordinate to our bank loans. This note was originally due January 1, 2004 and then extended to January 1, 2005. On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest, was February 15, 2008. This loan agreement was amended on March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2006 by changing the maturity date to April 15, 2008. Our majority shareholder also purchased 2005 series subordinated notes in 2005 totaling $45,000. Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated notes if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Operating Activities: Cash provided by operating activities for the twelve-month period ended December 31, 2006 was approximately $210,000 compared to $489,000 during 2005. This decrease was mainly due to a decrease in net income in 2006 vs. 2005. We had a gain on sale of revenue equipment of $200,767 in 2006 versus $193,977 in 2005. This was our net gain, after depreciation, on the sale of equipment from our rental fleet.

Investing Activities: Net cash used by investing activities during the twelve-month period ended December 31, 2006 was approximately $1,800,000. This was the net result of the purchase of $2,240,000 of equipment and proceeds from the sale of equipment of $433,000. Proceeds from the sale of equipment includes proceeds from both the rental fleet (revenue equipment) and non-revenue equipment. This compares to approximately $388,000 net cash used by investing activities during 2005 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $924,000 versus $536,000 respectively. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers and we anticipate that purchases will outpace sales of equipment in 2007.

Financing Activities: Net cash provided by financing activities was $1,511,000 during 2006 versus $89,000 in 2005. Approximately $1,869,000 provided from proceeds of new financing supplemented cash generated from operations to provide funds for the purchase of equipment during the year ended December 31, 2006. Approximately $357,000 and $763,000 in the years ended December 31, 2006 and 2005, respectively, was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West, Lee’s Summit, Missouri. The financing agreement provides us with a reducing revolving line-of-credit, an equipment purchase line-of-credit, two fixed interest rate term notes, a working capital line-of-credit, and an automobile line-of-credit.

•
Reducing Revolving Line-of-Credit -- The current maturity date of our reducing revolving line-of-credit is March 30, 2008. The monthly reduction in availability is $26,690 with an interest rate of 6.70%. As of December 31, 2006, the outstanding balance on this line of credit was $2,023,976 with $3,710 available funds.

•
Equipment Purchase Line-of-Credit - The equipment purchase line-of-credit provides us with capital to purchase revenue producing equipment. The interest rate on this line of credit is prime (8.25% as of December 31, 2006). As of December 31, 2006, the outstanding balance on this line-of-credit was $429,988 with $320,012 available. This line of credit expires March 28, 2007.

•
Working Capital Line-of-Credit - The working capital line-of-credit provides capital to cover short-term cash flow needs. The interest rate on this line of credit is prime (8.25% as of December 31, 2006). As of December 31, 2006, the outstanding balance on this line-of-credit was $0 with $250,000 available.

•
Automobile Line-of-Credit - The automobile line-of-credit is to be used for purchasing corporate automobiles. The interest rate is the bank’s auto rate at the closing date. As of December 31, 2006, the outstanding balance on this line-of-credit was $0 with $150,000 available.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance the acquisition of Ace Trailer and Storage on October 26, 2006. The interest rate on this note is 7.3%. This note requires monthly payments of principal and interest of $16,377.60 and the outstanding principal is due October 31, 2013. As of December 31, 2006, the outstanding balance on this note was $1,061,216.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance equipment purchases from April 2005 through March 2006. The interest rate on this note is 7.15%. The note requires monthly payments of principal and interest of $8,904.71 and the outstanding principal is due March 30, 2009. As of December 31, 2006, this note had a balance of $541,342.

The following table summarizes our banking lines-of-credit and term loans:

Credit Facility	Interest Rate	Amount Available as of December 31, 2006	Balance outstanding as of December 31, 2006
Reducing Revolving Line-of-Credit	6.70%	$3,710	$2,023,976
Equipment Purchase Line-of-Credit	prime*	$320,012	$429,988
Working Capital Line-of-Credit	prime*	$250,000	$0
Automobile Offering Line-of-Credit	Variable	$150,000	$0
Fixed Interest Rate Term Note	7.30%	$0	$1,061,216
Fixed Interest Rate Term Note	7.15%	$0	$541,342

*8.25% as of December 31, 2006.

All of the notes and lines of credit are subject to the provisions of a Security Agreement dated September 18, 2003. Covenants of this agreement provide for the personal guarantees of our majority shareholder and his wife as well as subordination of our debt obligations to the majority shareholder.

The agreement also requires us to meet certain financial covenants.

Financial Covenants

Compliance with our financial covenants under our financing agreement is determined as of December 31 of each year. We were in compliance with two of three restrictive covenants as of December 31, 2006. We anticipate being in compliance as of all three covenants as of December 31, 2007. Per the terms of our business loan agreements, we must comply with the following three financial covenants and ratios:

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

Our debt service coverage ratio for the period ended December 31, 2006 is 1.42 : 1. We project this ratio to be greater than 1.33 for year-end 2007.

As of December 31, 2006, our working capital ratio was 1.17: 1. We anticipate this ratio to be above 1.0 at December 31, 2007.

As of December 31, 2006, our debt-to-equity ratio was 2.53 : 1.

We are in compliance with all restrictive covenants as of December 31, 2006.

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

We expect to acquire at least $500,000 of additional revenue equipment during 2007. As of March 13, 2007 we have agreements to purchase $220,000 of delivery equipment in the second and third quarters of 2007.

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

Year Ended
December 31, 2006
Revenues	$4,249,195
Cost of Sales	2,003,551
Gross profit	2,245,644

Selling , general and administrative expenses	1,866,925
Operating Profit	378,719
Other (Expense)	(261,322)
Earnings before income taxes	117,397
Income taxes
Currently payable	0
Deferred	45,786
45,786
Net Earnings	$76,409
BASIC Earnings per share	$0.07
Weighted average number of shares	1,084,167

DILUTED Earnings per share	$0.07
Weighted average number of shares	1,084,167

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

ITEM 7. FINANCIAL STATEMENTS

AT&S HOLDINGS, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
AT&S Holdings, Inc.

We have audited the accompanying consolidated balance sheet of AT&S Holdings, Inc. (a Nevada corporation) and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AT&S Holdings, Inc. at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles applied on a consistent basis.

//s// Harold J. Nicholson, Chtd.
Harold J. Nicholson, Chtd
Overland Park, Kansas
March 16, 2007

AT&S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS
Cash (note B9)	$158,876
Accounts and notes receivable
Customers (note B5)	480,258
Other	4,338
484,596
Allowance for doubtful accounts (note B5 & B11)	80,000
404,596
Inventory (note B6)	17,334
Prepaid expenses
Advertising (note B4)	22,286
Other	351,398
373,684
Total Current Assets	954,491

PROPERTY AND EQUIPMENT - AT COST (note B7, B11 and C)
Revenue equipment	6,354,304
Delivery equipment	278,377
Vehicles	121,981
Information systems and equipment	210,492
Office equipment	47,566
Leasehold improvements	67,000
7,079,720
Accumulated depreciation	1,966,568
5,113,152

OTHER ASSETS
Deposits	10,110

Deferred loan fees (note B13)	50,000
Accumulated amortization	47,227
2,773
12,883
Total Assets	6,080,526
The accompanying notes are an integral part of this statement.

AT&S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006

LIABILITIES

CURRENT LIABILITIES
Current maturities of long-term debt - other (note C)	$535,889
Line of credit (note C)	429,988
Accounts payable
Trade	225,307
Sales tax payable	12,995
238,302
Accrued liabilities
Salaries	15,604
Payroll taxes and other	1,194
Interest payable	27,628
Security deposits	500
44,926
Total Current Liabilities	1,249,105

LONG-TERM DEBT, less current maturities (note C)
Related party	180,292
Subordinated debentures - related party	45,000
Subordinated debentures - other	264,000
Other	3,107,601
3,596,893

COMMITMENTS (note E)	-

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of $.001 par value;
issued and outstanding 1,084,167 shares (notes F and G)	1,084
Additional paid-in capital (note G)	1,081,690
Retained earnings	151,754
1,234,528
Total Liabilities and Stockholders’ Equity	$6,080,526

The accompanying notes are an integral part of this statement.

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2006	2005
Revenues
Equipment sales	$513,875	$579,613
Equipment rental	3,183,795	2,969,089
Drayage	404,579	431,060
Maintenance	90,134	66,075
Other	56,814	40,723
Total revenues	4,249,197	4,086,560

Cost of sales
Equipment	275,722	323,664
Equipment rental	969,929	964,218
Depreciation	388,143	325,108
Drayage	327,568	305,654
Maintenance	42,188	36,159
Total Cost of Sales	2,003,550	1,954,803
Gross profit	2,245,647	2,131,757
Costs and expenses
Selling, general and administrative expense	1,808,798	1,504,740
Depreciation	58,129	80,397
	1,866,927	1,585,137
Operating Profit	378,720	546,620

Other Income (Expense)
Interest expense - related party	(41,986)	(57,278)
Interest expense - other	(235,655)	(211,129)
Other income	5,366	39,057
Gain (loss) on sale of non-revenue equipment	10,953	(2,895)
	(261,322)	(232,245)
Net Earnings	$117,397	$314,375

BASIC Earnings per share	$0.11	$0.31
Weighted average number of shares	1,084,167	998,688

DILUTED Earnings per share	$0.11	$0.31
Weighted average number of shares	1,084,167	998,688
The accompanying notes are an integral part of these statements

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Retained
	Shares	Amount	in Capital	Earnings	Total

Balance at January 1, 2005	984,167	$984	$1,031,790	($280,019)	$752,755

Issuance of stock (note G)	100,000	100	-	-	100

Additional paid in capital (note G)	-	-	49,900	-	49,900

Net earnings for the year	-	-	-	314,375	314,375

Balance at December 31, 2005	1,084,167	$1,084	$1,081,690	$34,356	$1,117,130

Net earnings for the year	-	-	-	117,398	117,398

Balance at December 31, 2006	1,084,167	$1,084	$1,084,167	$151,754	$1,234,528

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31,

	2006	2005

Cash Flows from Operating Activities
Net income	$117,398	$314,375
Adjustments to reconcile net income to cash
provided by operating activities:
Gain on sale of equipment	(200,768)	(193,977)
Depreciation	446,272	405,505
Provision for losses on accounts receivable	69,704	93,453
Change in operating assets and liabilities:
(Increase) Decrease in accounts and notes receivable	84,324	(183,160)
(Increase) in prepaid expenses	(140,875)	(88,454)
Decrease in deferred loan fees (net)	11,231	12,744
Increase (Decrease) in accounts payable and accrued liabilities	(177,253)	128,447
Net Cash Provided by Operating Activities	210,033	488,933

Cash Flows from Investing Activities
Proceeds from sale of equipment	432,990	535,890
Purchase of property and equipment	(2,240,229)	(924,153)
Net Cash (Used) by Investing Activities	(1,807,239)	(388,263)

Cash Flows from Financing Activities
Proceeds from new financing	2,138,634	821,680
Principal payments of long & short term debt	(627,459)	(783,132)
Sale of common stock (note G)	0	100
Additional paid in capital (note G)	0	49,900
Net Cash Provided by Financing Activities	1,511,175	88,548

INCREASE (DECREASE) IN CASH	(86,031)	189,218
Cash - beginning of year	244,908	55,690
Cash - end of year	$158,877	$244,908

Interest Paid During Year
Related party	$43,286	$57,572
Other	197,389	204,831
Total	$240,675	$262,403

NOTE A - ORGANIZATION

AT&S Holdings, Inc. (the “Company” or “AT&S”) (a Nevada corporation), was incorporated on December 10, 2003. The Company was formed by the shareholders of American Trailer & Storage, Inc. (“American Trailer”), and was organized to serve as a holding company for American Trailer.

American Trailer (a Missouri corporation) was incorporated on May 12, 1994, and was organized for the purpose of buying, selling and leasing transportation and portable storage equipment.

On December 31, 2003, the Company entered into an exchange agreement with American Trailer in which 100% of American Trailer’s outstanding common stock shares were exchanged for 984,167 of the Company’s shares. Subsequent to this transaction, AT&S became the parent company of American Trailer.

As defined in Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the above exchange is not considered a business combination. The assets and liabilities of American Trailer were initially recognized at their carrying amount in accordance with SFAS No. 141, Appendix D, paragraph 12 and 18.

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

American Trailer adopted SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective October 1, 2000. The adoption of SAB 101 did not materially affect the results of operations or financial position. American Trailer’s recognition of revenue criteria meet the four criteria enumerated in SAB 101 which are persuasive evidence an arrangement exists, delivery or services rendered, fixed or determinable price and reasonable assurance of collectibility.

American Trailer recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues (supported by rental agreements) and related expenses generated for portable

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2) Revenue Recognition - (Continued)

storage units are recognized monthly which approximates a straight-line basis. Revenues and expenses from the delivery and hauling of portable storage units are recognized when these services are rendered.

For the year ended December 31, 2006, 26% of revenues was generated by one customer whose business is transporting freight and 13.5% was generated by another customer whose business is retail sales. For the year ended December 31, 2005, 29% of revenues was generated by one customer whose business is transporting freight, 10% was generated by another customer whose business is retail sales, and 5% was generated by a third customer whose business is the rental of portable storage containers.

3)	Cost of Sales

Cost of sales in the statements of operations includes the cost of units sold on the specific identification method.

4)	Advertising Costs

All advertising is non-direct response advertising and the costs are expensed as incurred. Those costs for advertising, paid in advance, that extend beyond the year end are recorded as a prepaid expense. Advertising expense was $147,681 and $108,664 in 2006 and 2005, respectively.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

7)	Property, Plant and Equipment and Depreciation - (continued)

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
reported in the financial statements and the notes to those statements. Actual results could differ from those estimates. The most significant estimates included within the financial

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

11)	Use of Estimates - (continued)

statements are the allowance for doubtful accounts, the estimated useful lives and residual values of trailers and containers, property and equipment and other asset impairments.

12)	Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. There has not been any recognition of impairment losses during the years ended December 31, 2006 and 2005.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

14) Impact of Recently Issued Accounting Standards - (continued)

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

In March, 2006, SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, was issued and becomes effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In September, 2006, SFAS No. 157, Fair Value Measurements, was issued and becomes effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September, 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), was issued. Different sections of this standard become effective at different times, none earlier than the end of the fiscal year ending after December 15, 2006.

In February, 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, was issued and becomes effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.

None of these Standards are applicable to the operations of the Company at December 31, 2006.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

15)	Earnings Per Share - (continued)

Below are the required disclosures pursuant to SFAS No. 128 for:

	Year ended
	December 31,
	2006	2005
BASIC:
Common shares outstanding,
beginning of period	1,084,167	984,167
Effect of weighting shares:
Weighted common shares issued	-	14,521
Weighted average number of
common shares outstanding	1,084,167	998,688
Net earnings	$117,398	$314,375
Earnings per share	$0.11	$0.31

DILUTED:
Common shares outstanding,
beginning of period	1,084,167	984,167
Effect of weighting shares:
Weighted common shares issued	-	14,521
Weighted average number of
common and common equivalent
shares outstanding	1,084,167	998,688
Net earnings	$117,398	$314,375
Earnings per share	$0.11	$0.31

NOTE C - LONG-TERM DEBT

Long-term debt at the respective dates consist of:
	2006	2005

Note payable to a bank, collateralized by all inventory, chattel paper accounts, all equipment consisting of containers and trailers, vehicles and general intangibles and personal guarantee of the majority shareholder, monthly reduction in availability of $26,690,
interest at 6.7%, due on March 30, 2008.	$2,023,976	$2,166,276

NOTE C - LONG-TERM DEBT - CONTINUED

	2006	2005

Note payable to a bank, collateralized by all inventory, chattel paper accounts, all equipment consisting of containers and trailers, vehicles and general intangibles and personal guarantee of the majority shareholder, payable in monthly installments of $8,905
plus interest at 7.15%, due on March 30, 2009.	541,342	-

Note payable to a bank, collateralized by all inventory, chattel paper accounts, all equipment consisting of containers and trailers, vehicles and general intangibles and personal guarantee of the majority shareholder, payable in monthly installments of $16,378
plus interest at 7.3%, due on October 31, 2013.	1,061,216	-

Note payable to a financial institution, collateralized by a pick-up truck, payable in monthly installments of $480, including
interest at 6.99%, due on September 26, 2008.	-	14,351

Note payable to a financial institution, collateralized by a pick-up truck, payable in monthly installments of $524, including
interest at 3.9%, due on August 3, 2009.	16,956	-

Subordinated debentures issued to the majority shareholder
with various interest rates and due at various dates.	45,000	45,000

Subordinated debentures issued with various interest rates and due
at various dates.	264,000	-

Note payable to the majority stockholder, payable in monthly
installments of interest only at 15.5%, due on April 15, 2008.	180,292	309,264
	4,132,782	2,534,891
Less current maturities
Related party	-	-
Other	535,889	325,166
	$3,596,893	$2,209,725

NOTE C - LONG-TERM DEBT (CONTINUED)
Line of Credit Arrangements

The company has four line of credit arrangements, with a financial institution, that have been modified on several occasions. The first line of credit arrangement, in the amount of $750,000, is used for the purchase of revenue equipment. Interest rates on advances were 8.25% (prime rate ) at December 31, 2006, and 7% (prime rate plus .25%) at December 31, 2005. The maturity date is March 30, 2007. There were advances of $429,988 and $516,704 on this line of credit at December 31, 2006 and December 31, 2005, respectively.

The second line of credit arrangement in the amount of $250,000 is used for working capital purposes. Interest rates on advances were also 8.25% (prime rate) at December 31, 2006, and 7% (prime rate plus .25%) at December 31, 2005. The maturity date is also March 30, 2007. There were no advances on this line of credit at December 31, 2006 and 2005.

The Company’s third line of credit arrangement is an offering line of credit in the amount of $150,000 to be used for the purchase of automobiles. The interest rate to be charged will be the bank’s automobile financing rate at the closing date with principal and interest payable monthly. There were no advances on this line of credit at December 31, 2006 and 2005.

On October 26, 2006, the company entered into a fourth line of credit agreement with the same institution in the amount of $113,121 to finance the purchase of revenue equipment which was part of an asset purchase agreement entered into on October 26, 2006 with a competitor. As part of that transaction, the company also assumed various lease purchase options which were exercised in January, 2007. The interest rate on this line of credit is 7.3%. There were no advances on this line of credit at December 31, 2006.

Long Term Financing

The company has a reducing revolving line of credit at a financial institution that was refinanced on March 30, 2005 with a maturity date of March 30, 2008. The balance of this debt was $2,023,976 and $2,166,276 at December 31, 2006 and 2005, respectively. The interest rates were 6.7% and 7% at December 31, 2006 and 2005, respectively

On March 28, 2006, advances in the amount of $584,771 on the equipment line of credit were refinanced to long term financing that matures on March 30, 2009 with an interest rate of 7.15%. The balance was $541,342 at December 31, 2006.

On October 26, 2006, the company borrowed $1,070,000 at an interest rate of 7.3% to finance the purchase of revenue equipment from a local competitor. The loan matures on October 31, 2013. The balance was $1,061,216 at December 31, 2006.

All of the lines of credit and financing arrangements were subject to the provisions of a Security Agreement dated September 18, 2003 and updated on October 26, 2006. Covenants of this Agreement provide for the personal guarantees of the majority shareholder of the company and his wife as well as subordination of the

NOTE C - LONG-TERM DEBT (CONTINUED)

company’s debt obligations to the majority shareholder of the company and the following three financial covenants and ratios:

1)
The company is required to have a minimum debt service coverage ratio of 1.25. This ratio is calculated as EBITDA divided by CMLTD plus interest expense. EBITDA is defined as earnings before interest, depreciation, and amortization and CMLTD plus interest expense is defined as current maturities, at the beginning of the year, of all term debt plus all interest expenses associated with all debt.

2)	The company is to maintain a maximum debt to net worth ratio of 4:1 which is calculated as Total Liabilities less subordinated debt to Total Net Worth plus subordinated debt.
3)
The company is to maintain a positive current ratio which is to be calculated based upon current assets divided by current liabilities less current maturities of subordinated debt less any outstanding balance on the $750,000 equipment purchase line of credit.

The Company was in compliance with all covenants (as amended) as of the required measurement dates of December 31, 2006 and 2005.

Shareholder Financing Arrangements

The note payable to the majority shareholder, of $180,292 at December 31, 2006 and $309,264 at December 31, 2005 is subordinate to the bank loan. The loan agreement, requiring monthly payments of principal and interest and due February 15, 2008, was amended on March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2005, which changed the maturity date to April 15, 2007, and amended on September 30, 2006, which changed the maturity date to April 30, 2008.

Subordinated Debentures

Effective May 13, 2005, AT&S Holdings, Inc. began offering subordinated notes to the public. The notes vary in amount, interest rate, and length of time. The aggregate principal amount of the notes is not to exceed five million dollars. The notes are unsecured and subordinate to any and all other indebtedness.

At December 31, 2005, a note in the amount of $20,000, including interest at 9.5% and due November 2, 2015 had been issued to the majority shareholder and a note in the amount of $25,000, including interest at 9.75% and due December 7, 2015, had been issued to a company owned by the majority shareholder.

During 2006 there were notes in the amount of $264,000 issued to unrelated parties.

NOTE C - LONG-TERM DEBT (CONTINUED)

The aggregate amounts of maturities for all long-term borrowings are as follows:

                Year Ending Long-term Debt

  December 31               Requirements
2007     $ 535,889
2008     $ 715,025
2009     $ 855,766
2010    $ 473,571
2011    $ 592,310

NOTE D - COMMITMENTS

American Trailer leases office and yard space at 3505 Manchester Trafficway, Kansas City,
Missouri, from an unrelated party. The rent was $13,000 per month through March of 2005, and in
April, 2005, the rent increased to $14,000 per month. The lease expires on March 31, 2009. Rent expense on this property was $168,000 and $165,000 for the years ended December 31, 2006 and
2005, respectively.

In addition, American Trailer leases various facilities and yard space on a monthly basis from various other companies. Related rent expense was $56,628 and $66,138 for the years ended December 31,
2006 and 2005, respectively.

Future minimum rental commitments are as follows:

Year Ended
December 31,   Amount
2007             $177,000
2008          $180,000
2009          $ 45,000
2010           -
2011        -

NOTE E - RETIREMENT PLAN

A Simple IRA Plan to which both American Trailer and eligible employees contribute was established on March 2, 1997. Employee contributions, which are based upon compensation, are voluntary and cannot exceed the annual maximum amount allowed by the Internal Revenue Code. American Trailer matches 100% of employee contributions up to 3% of employee compensation. Retirement contribution expense was $21,515, and $17,504 for the years ended December 31, 2006, and 2005, respectively.

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

No stock, stock appreciation rights or options have been issued or granted at December 31, 2006.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SCTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and directors, including their ages as of the date of this report, are as follows:

NAME	AGE	POSITION

Richard G. (Dick) Honan	71	Chairman of the Board of Directors, Chief Executive Officer, and Treasurer

Richard G. (Rick) Honan II	36	Director, Chief Financial Officer, Chief Operating Officer and President

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

Richard G. (Dick) Honan- Mr. Honan received a Bachelor of Arts degree from the University of Kansas. Mr. Honan has been the Chairman of the Board of Directors, Chief Executive Officer and Treasurer of AT&S Holdings, Inc. since its formation (December 2003). He was one of the original founders of our subsidiary, American Trailer & Storage, Inc. in 1994 and has served as its Chief Executive Officer, Treasurer and Chairman of the Board of Directors since its inception (May 1994). Mr. Honan also served in the United States Marine Corps. Mr. Honan is the founder of the National Portable Storage Association (NPSA), a not-for-profit industry association that currently has over 300 member companies. He served as the NPSA’s first Chairman from inception to September 2005. Mr. Honan has owned and operated several small to medium sized companies, including a manufacturers’ representative company, a proprietary trade school that trained persons for the trucking industry and a truck service and repair center. Mr. Honan has never been a director or officer of any other public reporting company. Mr. Honan is the father of Richard G. Honan II, who is our Chief Financial Officer, Secretary and a member of the Board of Directors. He is also currently the President of Capital Enterprises, II, a real estate and finance company owned by him and his wife since formation in 1991. He has not been involved with any other companies during the past ten years.

Richard G. (Rick) Honan II- Mr. Honan received a Bachelor of Arts degree from the University of Kansas through a Naval Reserve Officer’s Training Corps (NROTC) Scholarship and attended the University of Maryland’s Business School. Mr. Honan has been a member of the Board of Directors and Chief Financial Officer of AT&S Holdings, Inc. since its formation (December 2003). Mr. Honan became Chief Operating Officer and President of AT&S Holdings, Inc. in June 2005. He has also served as the Chief Financial Officer, Secretary and a member of the Board of Directors of our subsidiary, American Trailer & Storage, Inc., since 2001. American Trailer has employed Mr. Honan since 1999. He has worked in operations and sales, and is currently involved with marketing, information systems management, and finance. He currently serves as Vice-President of the Kansas City Transportation Association. Mr. Honan also served on active duty in the United States Navy as a Supply Officer from 1994-1999 and served in the reserves from 1999-2007. Mr. Honan held the rank of Lieutenant Commander, was recalled to active duty in 2003 for six months and served in the Middle East. Mr. Honan has never been a director or officer of any other public reporting company. Mr. Honan is the son of Richard G. Honan, who is our Chief Executive Officer and the Chairman of the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned by our principal executive officer and principal financial officer (the “Named Executive Officers”) during the 2006 fiscal year. We have no other executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	All other compensation	Total
Richard G. (Dick) Honan, Director, CEO, Chairman & Treasurer	2006	$95,255	$11,097	$106,352

Richard G. (Rick) Honan, II, Director, CFO, COO and President	2006	$105,000	$9,423	$114,423

 -----------------------------------------

The amounts listed under “all other compensation” reflect payments made by us on behalf of each Named Executive Officer for health insurance premiums and the amounts paid by us to each Named Executive Officer’s SIMPLE IRA plan in matching contributions

Employment Agreements

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

Compensation of Directors

We do not compensate employees for their service as members of the Board. Each of our directors is an employee. Therefore, our directors do not receive compensation for their service as directors of American Trailer..

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning the beneficial ownership of shares of our common stock as of the date of this report, for (a) each person known to us to be a beneficial owner of the Common Shares in excess of 5%; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT--Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below has sole voting and investment power with respect to such securities.

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

Stock Option and Incentive Plan

On January 5, 2004, we established a Stock Option and Incentive Plan (the “Plan”), covering all of our employees and the employees of American Trailer. The Plan is designed to attract, retain and motivate individuals (employees, directors, consultants and advisors) for the purpose of devoting themselves to our future success. All employees, members of the Board of Directors, consultants and advisors are eligible to participate in the Plan, subject to the discretionary approval of the Board of Directors. The maximum number of shares which may be granted pursuant to the Plan is 5,000,000. Specific terms of each grant are to be determined by the Board at the date of each grant. As of March 14, 2007, no awards or grants under this plan have been granted or approved by the Board of Directors.

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Person Transactions

Richard G. Honan has provided loans to us on several occasions prior to the last fiscal year. On December 31, 2006 the aggregate balance of these borrowings was $180,292. This amount is evidenced by a single note, due April 15, 2008 (as amended), that combines and represents three notes previously outstanding (the “Note”). The aggregate outstanding principal balances, as of December 31, 2003, of the three notes was $512,863. The Note bears interest at 15.5%, and is subordinate to our primary lender. Since August 15, 2004 we have made monthly payments of $14,000, and will continue to make these monthly payments to Mr. Honan under the terms of the NoteOur final payment of $16,442, will be due on April 15, 2008. Our majority shareholder also purchased 2005 series subordinated notes in 2005 totaling $45,000.

Due to bank financing covenants, Mr. Honan cannot be repaid the balance of Note if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment. Mr. Honan is under no obligation to continue to provide us loans in the future.

Director Independence

As a unlisted registrant, we have chosen to use the director “independence” standards as that term is defined in Rule 4200(a)(14) of the Nasdaq Marketplace Rules solely for purposes of disclosure of the independence status of our directors As our two directors are also employees, neither is independent under the Nasdaq independence standards.

Consequently, none of the members of our audit committee and our compensation committees are independent, as defined by the Nasdaq independence standards. All the members of these committees are also members of our executive management.

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

10.22*	Promissory Note from AT&S Holdings, Inc. and American Trailer & Storage, Inc. to Bank of the West dated March 28, 2006 in the principal amount of $584,771 dated March 28, 2006.

10.23	Promissory Note from AT&S Holdings, Inc. and American Trailer & Storage, Inc. to Bank of the West dated October 26, 2006 in the principal amount of $1,070,000.

10.24	Business Loan Agreement dated October 26, 2006 by and between AT&S Holdings, Inc. and American Trailer & Storage, Inc. and Bank of the West.

31.1	Certification of Chief Executive Officer pursuant to Rule 15a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 15a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.
---------------------------
* Incorporated herein from and previously filed with the Securities and Exchange Commission (Registration Statement No. 333-111715)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $29,528 and $36,931, respectively.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees.

 The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $2,715 and $832, respectively. These fees related to the preparation of federal and state income tax returns.

All Other Fees.

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005.

Our Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2006, were approved by the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&S HOLDINGS, INC.

Date: April 2, 2007   By:  //s// Richard G. Honan
Richard G. Honan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
//s// Richard G. Honan Richard G. Honan	Chairman, Chief Executive Officer	April 2, 2007
//s// Richard G. Honan, II Richard G. Honan, II	President, Chief Financial Officer, Principal Accounting Officer	April 2, 2007

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