Form 10QSB
period 2007-03-31
AT&S HOLDINGS INC
filed 2007-05-22
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------
FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                    Class                                Shares Outstanding
05/01/2007               Common stock - $ .001 par value         1,084,167

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	December 31, 2006	March 31, 2007
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$158,876	$26,593
Accounts and notes receivable
Customers	480,258	334,464
Other	4,338	4,551
	484,596	339,015
Allowance for doubtful accounts	80,000	80,000
	404,596	259,015
Inventory	17,334	13,134
Prepaid Advertising	22,286	16,077
Other Prepaid Expenses	351,399	359,826
Total Current Assets	954,491	674,645

PROPERTY AND EQUIPMENT - AT COST
Revenue equipment	6,354,304	6,444,646
Delivery equipment	278,377	441,377
Vehicles	121,980	121,980
Information systems and equipment	210,492	210,492
Office equipment	47,566	51,835
Leasehold improvements	67,000	67,000
	7,079,719	7,337,330
Accumulated depreciation	1,966,568	2,090,719
	5,113,151	5,246,611
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	47,227	49,767
	2,773	233
	12,883	10,343
Total Assets	$6,080,525	$5,931,599

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:
	December 31, 2006	March 31, 2007
CURRENT LIABILITIES	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$-	$-
Current maturities of long-term debt - other	535,889	582,011
Line of credit	429,988	130,000
Outstanding checks in excess of cash balance	0	73,926
Accounts payable
Trade	225,306	212,274
Sales tax payable	12,995	10,694
	238,301	222,968
Accrued liabilities
Salaries	15,604	28,869
Payroll taxes and other	1,194	2,208
Interest payable	27,628	15,073
Security deposits	500	500
Property taxes	-	4,500
	44,926	51,150
Total Current Liabilities	1,249,104	1,060,055

LONG-TERM DEBT, less current maturities
Related party	180,292	144,824
Subordinated debentures - related party	45,000	45,000
Other	3,107,601	3,174,253
Subordinated debentures - other	264,000	274,000
	4,845,997	4,698,132

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
1,084,167 shares	1,084	1,084
Additional paid-in capital	1,081,690	1,081,690
Retained earnings	151,754	150,692
	1,234,528	1,233,466
Total Liabilities and Stockholders’ Equity	$6,080,525	$5,931,598

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
REVENUE:	March 31, 2006	March 31, 2007
Equipment sales	$156,011	$97,300
Equipment rental	865,404	846,321
Drayage	95,579	77,349
Maintenance	52,984	38,276
Other	11,159	14,670
Total revenue	1,181,137	1,073,916

COST OF SALES:
Equipment	90,879	59,134
Equipment rental	310,864	206,732
Depreciation	86,263	123,353
Drayage	85,066	83,659
Maintenance	8,153	26,011
Total cost of sales	581,225	498,889
Gross profit	599,912	575,027

COSTS AND EXPENSES:
Selling, general and administrative expenses	431,307	479,917
Depreciation expense	13,616	16,134
	444,923	496,051
Operating profit	154,989	78,976

OTHER INCOME (EXPENSE):
Interest expense - related party	(11,921)	(7,373)
Interest expense - other	(49,168)	(76,778)
Gain (Loss) on sale of non-revenue equipment	0	0
Other income	1,512	4,113
	(59,577)	(80,038)

Net Earnings (Loss)	$95,412	$(1,062)

BASIC net earnings (loss) per share	$0.09	$(0.00)
Weighted average shares outstanding	1,084,167	1,084,167

DILUTED net earnings (loss) per share	$0.09	$(0.00)
Weighted average shares outstanding	1,084,167	1,084,167

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
MARCH 31, 2007

	Common	Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2007	1,084,167	$1,084	$1,081,690	$151,754	$1,234,528

Net earnings for the period (unaudited)	-	-	-	$(1,062)	$(1,062)

Balance at March 31, 2007 (unaudited)	1,084,167	$1,084	$1,081,690	$150,692	$1,233,466

 The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2007
	THREE MONTHS ENDED
	March 31, 2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$95,412	$(1,062)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(43,607)	(33,366)
Depreciation	99,879	139,487
Provision for losses on accounts receivable	4,254	1,709

Change in operating assets and liabilities:
Decrease in accounts and notes receivable	213,303	143,872
(Increase) decrease in prepaid expenses	(103,921)	1,982
Decrease in deferred loan fees (net)	2,959	2,540
Increase (decrease) in accounts payable and accrued liabilities	(134,652)	64,817
Net cash and cash equivalents provided by operating activities	133,627	319,979

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment	105,161	84,300
Purchase of property and equipment	(192,073)	(323,881)
Net cash and cash equivalents provided (used) by investing activities	(86,912)	(239,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	41,000	724,616
Principal payments on long and short-term debt	(246,690)	(937,298)
Net cash and cash equivalents (used) by financing activities	(205,690)	(212,682)

(DECREASE) IN CASH	(158,975)	(132,284)
Cash - beginning of period	244,908	158,876
Cash - end of period	$85,933	$26,592

Interest paid during the period:
Related party	$12,584	$7,602
Other	45,678	$86,564
Total interest	$58,262	$94,166

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

We are providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of March 31, 2007, and for the three months ended March 31, 2007 and 2006. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with our annual financial statements, notes and accounting policies included in the Company's most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2007.

The effects of inter-company transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated.

BANKING ARRANGEMENTS

On April 4, 2007, we changed the terms of our lines of credit and signed an additional term loan with our current bank. Our operating and equipment purchase lines of credit were extended to March 30, 2008. The balance of the equipment purchase line of credit, $440,053, was transferred to a new term loan. The new term loan is a fixed interest rate loan in the amount of $440,053 dated April 4, 2007 with a maturity date of April 4, 2010. This loan requires 35 consecutive monthly payments of interest and principal of $6,642.66 each, beginning May 4, 2007 with interest on the unpaid balances at an interest rate of 6.9%, and one principal and interest payment of $284,013.40 on April 4, 2010, with interest on the unpaid balances at an interest rate of 6.9%.

SUBORDINATED NOTES

We filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby we registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to March 31, 2007, we sold 13 notes in the aggregate principal amount of $319,000. For the quarter ended March 31, 2007 we sold one note in the principal amount of $10,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005, through March 31, 2007 were approximately $288,000.

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

Three months ended March 31, 2007 versus March 31, 2006

Our revenues totaled $1,073,917 for the three months ended March 31, 2007. The decrease of $107,221 versus the same period in 2006 represents a 9.08% decrease. Approximately 78.8%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 9.06%, or $97,300, of total revenues was derived from the sale of equipment, compared to $156,011, or 13.21% of total revenues during the same period in 2006. Revenues from equipment sales decreased during the period due to a general decrease in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $846,321 during the three month period ending March 31, 2007 versus $865,404 during the same period in 2006. The decrease in rental revenue of $19,083, or 2.21%, was a result of a decrease in demand for our equipment from the trucking industry, offsetting increases in demand from the retail, wholesale distribution and sub-contractor industries. Drayage (trucking) revenue decreased $18,230, or 19.07%, to $77,349 during the three-month period versus the previous year. This decrease is due to a decrease in the numbers of pick-ups and deliveries due to the decrease in the number of rentals. We anticipate that drayage rates will hold steady. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, decreased $14,708 or 27.76% during the period due to the general decrease in rental activity.

Cost of goods sold for the three months ended March 31, 2007 totaled $498,889, a decrease of 14.17%, as compared to the same period in 2006. Cost of goods sold represented 46.46% of total revenues for the period versus 49.21% during the same period 2006. The cost of equipment sold decreased $31,745 or 34.93% due to the decrease in the number of units sold offset by an increase in the cost of the units sold. Gross margins on equipment sales, as a result, decreased from 41.7% to 39.2% as we were not able to marginally increase our prices commensurate with our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes costs to maintain the rental fleet not related to customer damages, rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, decreased by $104,132, or 33.5%, for the period. The decrease was primarily due to the decrease in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2006. We expect the equipment rental expense to hold steady or decline over the next six months as we have increased the number of trailers available in our owned rental fleet. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses increased $17,858 or 219.04% during the period to $26,011. This increase is primarily the result of an increase in the number of units returned by customers with damages requiring additional maintenance to ensure rental worthiness for the new customers. These costs are recouped from customers as shown in the maintenance revenue line item.

Depreciation expense increased $37,090, or 43.00%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses increased $1,407, or 1.65% during the period due to an increase in fuel cost. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits decreased by $24,885, or 4.15%, during the three months ended March 31, 2007 versus 2006, representing 53.54% of total revenues and totaling $575,027. The decrease in gross profits is mainly due to the decrease in revenue partially offset by a larger decrease in cost of goods sold. As the availability of new and used shipping containers decreases, we should to be able to continue to command higher prices for our equipment, however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be above 50% for the 12 months of 2007, as the third and fourth quarters typically have higher utilization and profitability.

Operating expenses increased $51,128, or 11.49%, during the three month period ended March 31, 2007 versus the same period in 2006. Operating expenses represented 46.19% of total revenues versus 37.67% for the same period in 2006. The increase is primarily due to increases in salaries, employee benefits including health insurance, and professional fees. We had 14% more employees in 2007 compared to the same period in 2006. Marketing expenses decreased $13,596, or 31.27% due to a decrease in direct mail advertising. We expect operating expenses to be under 45% of total revenues for 2007, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Overall, interest expense increased $23,062 or 37.75%, during the three months ended March 31, 2007 versus the same period in 2006 to $84,151. Interest expense constituted 7.84% of total revenues versus 5.17% during the same period in 2006. This increase is primarily due to an increase in the amount of our bank debt for purchases of new equipment and to an increase in subordinated debt. “Interest Expense - Other” (primarily interest accrued to our bank) increased $27,610, or 56.15% due primarily to increased balances owed to our bank and increased interest rates on our floating lines of credit, and due, to a much lesser extent, issuance of subordinated debt. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net loss of $1,062 for the three-month period ended March 31, 2007 versus a net gain of $95,412 for the same period in 2006. This net loss represents 0.1% of total revenues for the period versus a net gain representing 8.08% of total revenues during the same period in 2006. The decrease in net income is primarily attributable to the decrease in revenues and an increase in operating and other expenses as described above. We anticipate a positive net income for 2007 as gross profits historically increase each quarter and operating expenses should not marginally increase.

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

A note payable to the majority shareholder had a balance of $180,292 at December 31, 2006 and $144,824 at March 31, 2007, and is subordinate to our bank loans. This note was originally due January 1, 2004 and then extended to January 1, 2005. On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest, was February 15, 2008. This loan agreement was amended on March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2006 by changing the maturity date to April 15, 2008. Our majority shareholder also purchased 2005 series subordinated notes in 2005 totaling $45,000. Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated notes if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Operating Activities: Cash provided by operating activities for the three-month period ended March 31, 2007 was $319,979 compared to $133,627 during 2006. This increase was mainly due to an increase in depreciation and a decrease in accounts receivable partially offset by a decrease in net income.

Investing Activities: Net cash used by investing activities during the three-month period ended March 31, 2007 was $239,581. This was the result of net purchase of equipment versus proceeds received from the sale of equipment, $323,881 versus $84,300 respectively. This compares to approximately $86,912 net cash used by investing activities during 2006 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $192,073 versus $105,161 respectively. Proceeds from the sale of equipment includes proceeds from both the rental fleet (revenue equipment) and non-revenue equipment. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers and we anticipate that purchases will outpace sales of equipment in 2007.

Financing Activities: Net cash used by financing activities was $212,682 during the three-month period ended March 31, 2007 versus $205,690 net cash used in 2006. Approximately $724,616 provided from proceeds of new financing supplemented cash generated from operations to provide funds for the purchase of equipment during the three-months ended March 31, 2007. Approximately $937,298 and $246,690 in the three-months ended March 31, 2007 and 2006, respectively, was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West, Lee’s Summit, Missouri. The financing agreement provides us with a reducing revolving line-of-credit, an equipment purchase line-of-credit, two fixed interest rate term notes, and a working capital line-of-credit.

•
Reducing Revolving Line-of-Credit -- The current maturity date of our reducing revolving line-of-credit is March 30, 2008. The monthly reduction in availability is $26,690 with an interest rate of 6.70%. As of March 31, 2007, the outstanding balance on this line of credit was $1,654,044 with $293,572 available funds.

•
Equipment Purchase Line-of-Credit - The equipment purchase line-of-credit provides us with capital to purchase revenue producing equipment. The interest rate on this line of credit is prime (8.25% as of March 31, 2007). As of March 31, 2007, the outstanding balance on this line-of-credit was $440,053 with $309,947 available. This line of credit expires March 28, 2008.

•
Working Capital Line-of-Credit - The working capital line-of-credit provides capital to cover short-term cash flow needs. The interest rate on this line of credit is prime (8.25% as of March 31, 2007). As of March 31, 2007, the outstanding balance on this line-of-credit was $0 with $250,000 available.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance the acquisition of Ace Trailer and Storage on October 26, 2006. The interest rate on this note is 7.3%. This note requires monthly payments of principal and interest of $16,377.60 and the outstanding principal is due October 31, 2013. As of March 31, 2007, the outstanding balance on this note was $1,021,175.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance equipment purchases from April 2005 through March 2006. The interest rate on this note is 7.15%. The note requires monthly payments of principal and interest of $8,904.71 and the outstanding principal is due March 30, 2009. As of March 31, 2007, this note had a balance of $518,412.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance equipment purchases in January 2007. The interest rate on this note is 7.3%. The note requires monthly payments of principal and interest of $1,647.48 and the outstanding principal is due February 15, 2014. As of March 31, 2007, this note had a balance of $108,119.

The following table summarizes our banking lines-of-credit and term loans:

Credit Facility	Interest Rate	Amount Available as of March 31, 2007	Balance outstanding as of March 31, 2007
Reducing Revolving Line-of-Credit	6.70%	$293,572	$1,654,044
Equipment Purchase Line-of-Credit	prime*	$309,947	$440,053
Working Capital Line-of-Credit	prime*	$250,000	$0
Fixed Interest Rate Term Note	7.30%	$0	$1,021,175
Fixed Interest Rate Term Note	7.15%	$0	$518,412
Fixed Interest Rate Term Note	7.3%	$0	$108,119

*8.25% as of March 31, 2007.

On April 4, 2007 the balance of $440,053 on the equipment purchase line of credit was transferred to a term loan bearing an interest rate of 6.9% with a maturity date of April 4, 2010. This loan requires monthly payments of interest and principal of $6,642.66.

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

Our trailing twelve month debt service coverage ratio for the period ended March 31, 2006 is 1.19 : 1.

As of March 31, 2006, our working capital ratio was .76.

As of March 31, 2006, our debt-to-equity ratio was 2.49.

We are in compliance with all restrictive covenants as of the most recent date required to be tested; the audited financial statements as of and for the year ended December 31, 2006.

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

We expect to acquire at least $500,000 of additional revenue equipment during 2007. As of May 4, 2007 we have agreements to purchase $415,000 of delivery and rental equipment in the second and third quarters of 2007.

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

Pro Forma Condensed Consolidated Statements Of Earnings

	Year Ended	Three Months Ended
	December 31, 2006	March 31, 2007
Revenues	$4,249,195	$1,073,916
Cost of Sales	2,003,551	498,889
Gross profit	2,245,644	575,027

Selling , general and administrative expenses	1,866,925	479,917
Operating Profit	378,719	78,976
Other (Expense)	(261,322)	(80,038)
Earnings before income taxes	117,397	(1,062)
Income taxes
Currently payable	0	0
Deferred	45,786	0
	45,786	0
Net Earnings	$76,409	$(1,062)
BASIC Earnings per share	$0.07	$(0.0)
Weighted average number of shares	1,084,167	1,084,167

DILUTED Earnings per share	$0.07	$(0.00)
Weighted average number of shares	1,084,167	1,084,167

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

In addition to these monetary claims, Orr seeks an order from the court requiring Richard G. Honan, Richard G. Honan, II and American Trailer to provide a corporate accounting as required by Missouri law. Moreover, Mr. Orr seeks a court order that American Trailer be judicially dissolved and liquidated and that a receiver be appointed to take possession of American Trailer’s assets.

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

We believe that all of Orr’s claims are completely without merit both factually and legally. We will continue to vigorously defend against the claims. Richard G. Honan and Richard G. Honan, II have both advised us that they believe Mr. Orr’s claims against them are without basis and that they will continue to vigorously defend against these claims.

On February 15, 2007, we filed a civil action against Orr. In this civil proceeding, which was brought in the District Court of Clark County, Nevada, we seek declaratory relief and damages.

We are seeking a declaration that (i) we own 100% of the outstanding shares in American Trailer and that no shares are owned by Orr; that (ii) there are no other shares of stock, stock rights, options, warrants or other similar claims of ownership of American Trailer; that (iii) under the laws of the State of Nevada, as the owner of all outstanding shares of American Trailer, we are the only party entitled to bring claims arising from the ownership of shares of our wholly owned subsidiary; that (iv) we have no contractual or other legal obligation to purchase any of the outstanding shares owned by Orr; that (v) removal in 2005 of Orr as a director was accomplished in accordance with the By-Laws of our corporation and the Law of the State of Nevada; that (vi) removal of Defendant Orr in 2005 as an officer of our corporation was accomplished in accordance with our By-Laws and the laws of the State of Nevada; that (vii) the decisions of our Board of Directors and officers in borrowing money and the distribution of profits either in us or our wholly-owned subsidiary are controlled by the business judgment rule and the laws of the State of Nevada; and that (viii) we are not presently indebted to Orr.

We also seek to recover our costs and fees associated with the prosecution of this action, and for damages or any further or additional relief which we are entitled to recover as a result of the acts and omissions of Orr.

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered securities during the period covered by this report.

We filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby we registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to March 31, 2007, we sold 13 notes in the aggregate principal amount of $319,000. For the quarter ended March 31, 2006 we sold one note in the principal amount of $10,000. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through March 31, 2007 were approximately $288,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

(a)	Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION
--------------	-----------------------------------------------------------

3.01
Articles of Incorporation of AT&S (Incorporated by reference to Exhibit 3.01 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 6, 2004.)

3.02	Bylaws of AT&S (Incorporated by reference to Exhibit 3.02 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 6, 2004.)

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.
---------------------------
* Filed herewith

(b) Reports on Form 8-K

We filed two Form 8-K Reports during the period covered by this report. These reports were filed on January 10, 2007 and February 22, 2007. Both reports on related to the legal proceedings detailed in Part II, Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AT&S HOLDINGS, INC.
May 22, 2007	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
May 22, 2007	//s// Richard G. Honan II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)