Form 10QSB
period 2007-06-30
AT&S HOLDINGS INC
filed 2007-08-20
CIK 1273197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------
FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-111715

AT&S HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-0472144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                    Class                                    Shares Outstanding
08/14/2007        Common stock - $ .001 par value                1,084,167

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

AT&S HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AT&S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	December 31, 2006	June 30, 2007
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash	$158,876	$48,739
Accounts and notes receivable
Customers	480,258	309,615
Other	4,338	4,116
	484,596	313,751
Allowance for doubtful accounts	80,000	20,000
	404,596	293,731
Inventory	17,334	32,123
Prepaid Advertising	22,286	10,716
Other Prepaid Expenses	351,399	354,830
Total Current Assets	954,491	740,139

PROPERTY AND EQUIPMENT - AT COST
Revenue equipment	6,354,304	6,324,888
Delivery equipment	278,377	441,377
Vehicles	121,980	121,980
Information systems and equipment	210,492	242,456
Office equipment	47,566	51,835
Leasehold improvements	67,000	67,000
	7,079,719	7,249,536
Accumulated depreciation	1,966,568	2,141,878
	5,113,151	5,107,658
OTHER ASSETS
Deposits	10,110	10,110

Deferred loan fees	50,000	50,000
Accumulated amortization	47,227	50,000
	2,773	0
	12,883	10,110
Total Assets	$6,080,525	$5,857,906

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY:
	December 31, 2006	June 30, 2007
CURRENT LIABILITIES	(Audited)	(Unaudited)
Current maturities of long-term debt - related party	$-	$-
Current maturities of long-term debt - other	535,889	590,878
Line of credit	429,988	310,368
Outstanding checks in excess of cash balance	0	29,777
Accounts payable
Trade	225,306	230,216
Sales tax payable	12,995	9,389
	238,301	239,605
Accrued liabilities
Salaries	15,604	10,707
Payroll taxes and other	1,194	819
Interest payable	27,628	25,730
Security deposits	500	500
Property taxes	-	9,000
	44,926	46,756
Total Current Liabilities	1,249,104	1,217,384

LONG-TERM DEBT, less current maturities
Related party	180,292	107,964
Subordinated debentures - related party	45,000	45,000
Other	3,107,601	3,011,309
Subordinated debentures - other	264,000	318,000
	4,845,997	4,699,657

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock - authorized 30,000,000 shares of
$.001 par value; issued and outstanding
1,084,167 shares	1,084	1,084
Additional paid-in capital	1,081,690	1,081,690
Retained earnings	151,754	75,476
	1,234,528	1,158,250
Total Liabilities and Stockholders’ Equity	$6,080,525	$5,857,907

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
REVENUE:
Equipment sales	$126,183	$431,841	$282,194	$529,141
Equipment rental	560,659	576,185	1,426,063	1,422,506
Drayage	82,658	121,826	178,237	199,175
Maintenance	10,405	17,885	63,389	56,161
Other	11,990	15,238	23,149	29,908
Total revenue	791,895	1,162,975	1,973,032	2,236,891

COST OF SALES:
Equipment	71,491	325,159	162,370	384,293
Equipment rental	154,639	111,575	465,503	318,307
Depreciation	93,969	125,772	180,232	249,125
Drayage	73,085	81,273	158,151	164,932
Maintenance	14,210	28,832	22,363	54,843
Total cost of sales	407,394	672,611	988,619	1,171,500
Gross profit	384,501	490,364	984,413	1,065,391

COSTS AND EXPENSES:
Selling, general and administrative expenses	464,372	467,952	895,679	947,869
Depreciation expense	13,578	17,115	27,194	33,249
	477,950	485,067	922,873	981,118
Operating profit (loss)	(93,449)	5,297	61,540	84,273

OTHER INCOME (EXPENSE):
Interest Income	0	0	0	0
Interest expense - related party	(11,278)	(5,983)	(23,199)	(13,356)
Interest expense - other	(53,976)	(78,282)	(103,144)	(155,060)
Gain (Loss) on sale of non-revenue equipment	0	0	0	0
Other income (expense)	(2,541)	3,752	(1,029)	7,865
	(67,795)	(80,513)	(127,372)	(160,551)

Net Earnings (Loss)	$(161,244)	$(75,216)	($65,832)	(76,278)
BASIC net earnings (loss) per share	$(0.15)	$(0.07)	($0.06)	($0.07)
Weighted average shares outstanding	1,084,167	1,084,167	1,084,167	1,084,167
DILUTED net earnings (loss) per share	$(0.15)	$(0.07)	$(0.06)	$($0.07)
Weighted average shares outstanding	1,084,167	1,084,167	984,167	1,084,167

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
June 30, 2007

	Common	Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2007	1,084,167	$1,084	$1,081,690	$151,754	$1,234,528

Net earnings for the period (unaudited)	-	-	-	$(75,216)	$(75,216)

Balance at June 30, 2007 (unaudited)	1,084,167	$1,084	$1,081,690	$75,476	$1,158,250

 The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2007
	SIX MONTHS ENDED
	June 30, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(65,832)	$(76,278)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Gain on sale of equipment	(86,405)	(111,873)
Depreciation	207,426	282,374
Provision for losses on accounts receivable	25,841	(3,025)

Change in operating assets and liabilities:
Decrease in accounts and notes receivable	269,687	113,890
(Increase) decrease in prepaid expenses	(128,889)	(6,651)
Decrease in deferred loan fees (net)	5,820	2,773
Increase (decrease) in accounts payable and accrued liabilities	(164,062)	32,910
Net cash and cash equivalents provided by operating activities	63,586	234,120

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment	209,950	440,674
Purchase of property and equipment	(675,622)	(605,681)
Net cash and cash equivalents provided (used) by investing activities	(465,672)	(165,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new financing	306,567	1,599,846
Principal payments on long and short-term debt	(92,217)	(1,779,097)
Net cash and cash equivalents provided (used) by financing activities	214,350	(179,251)

(DECREASE) IN CASH	(187,736)	(110,138)
Cash - beginning of period	244,908	158,876
Cash - end of period	$57,172	$48,739

Interest paid during the period:
Related party	$24,067	$13,823
Other	96,807	$156,192
Total interest	$120,874	$170,015

The accompanying notes are an integral part of these statements.

AT&S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

We are providing herein the unaudited historical financial statements of AT&S HOLDINGS, INC. as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006. The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with our annual financial statements, notes and accounting policies included in the Company's most recent annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2007.

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

SUBORDINATED NOTES

We filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby we registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to June 30, 2007, we sold 15 notes in the aggregate principal amount of $363,000. For the quarter ended June 30, 2007 we sold four notes in the principal amount of $80,000. We also partially redeemed one note due to financial need on the part of the investor. This redemption totaled $36,000 including early redemption penalties. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through June 30, 2007 were approximately $288,000.

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

Three months ended June 30, 2007 versus June 30, 2006

Our revenues totaled $1,162,975 for the three months ended June 30, 2007. The increase of $371,080 versus the same period in 2006 represents a 46.9% increase. Approximately 62.9%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 37.1%, or $431,841, of total revenues was derived from the sale of equipment, compared to $126,183, or 15.9% of total revenues during the same period in 2006. Revenues from equipment sales increased during the period primarily due to a large sale of used trailers to a single customer and general increase in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $576,185 during the three month period ending June 30, 2007 versus $560,669 during the same period in 2006. The increase in rental revenue of $15,526, or 2.77%, was a result of a increases in demand from the retail, wholesale distribution and sub-contractor industries partially offset by a decrease in demand from the trucking industry. Drayage (trucking) revenue increased $39,168, or 47.4%, to $121,826 during the three-month period versus the previous year. This increase is due to a increase in the numbers of pick-ups and deliveries due to increased rental turnover. We anticipate that drayage rates will hold steady. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, increased $7,480 or 71.9% during the period due to the general increase in rental activity.

Cost of goods sold for the three months ended June 30, 2007 totaled $672,611, an increase of 65.1%, as compared to the same period in 2006. Cost of goods sold represented 57.8% of total revenues for the period versus 51.5% during the same period 2006. The cost of equipment sold increased $253,668 or 354.8% due to the increase in the number of units sold and an increase in the cost of the units sold. Gross margins on equipment sales, as a result, decreased from 43.3% to 24.8% as we were not able to marginally increase our prices commensurate with our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes costs to maintain the rental fleet not related to customer damages, rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, decreased by $43,064, or 27.9%, for the period. The decrease was primarily due to the decrease in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2006. We expect the equipment rental expense to hold steady or decline over the next six months as we have increased the number of trailers available in our owned rental fleet. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses increased $14,622 or 102.9% during the period to $28,832. This increase is primarily the result of an increase in the number of units returned by customers with damages requiring additional maintenance to ensure rental worthiness for the new customers. These costs are recouped from customers as shown in the maintenance revenue line item.

Depreciation expense increased $31,803, or 33.8%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses increased $8,188, or 11.2% during the period due to an increase in fuel cost. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $105,863, or 27.5%, during the three months ended June 30, 2007 versus 2006, representing 42.2% of total revenues and totaling $490,364. The increase in gross profits is mainly due to the increase in revenue partially offset by a larger increase in cost of goods sold. As the availability of new and used shipping containers decreases, we should to be able to continue to command higher prices for our equipment, however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be above 50% for the 12 months of 2007, as the third and fourth quarters typically have higher utilization and profitability.

Operating expenses increased $7,117, or 1.5%, during the three month period ended June 30, 2007 versus the same period in 2006. Operating expenses represented 41.7% of total revenues versus 60.4% for the same period in 2006. The increase is primarily due to increases in salaries, employee benefits including health insurance, and professional fees. We had 14% more employees in 2007 compared to the same period in 2006. Marketing expenses decreased $19,213, or 43.5% due to a decrease in direct mail advertising. Bad debt expense decreased $26,321, or 121.9% due to our improved accounts receivable collections and a decrease in our allowance for doubtful accounts to $20,000 from $80,000. We expect operating expenses to be under 45% of total revenues for 2007, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Overall, interest expense increased $19,011 or 29.1%, during the three months ended June 30, 2007 versus the same period in 2006 to $84,265. Interest expense constituted 7.24% of total revenues versus 8.24% during the same period in 2006. This increase is primarily due to an increase in the amount of our bank debt for purchases of new equipment and to an increase in subordinated debt. “Interest Expense - Other” (primarily interest accrued to our bank) increased $24,306, or 45.0% due primarily to increased balances owed to our bank and increased interest rates on our floating lines of credit, and due, to a much lesser extent, issuance of subordinated debt. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net loss of $75,216 for the three-month period ended June 30, 2007 versus a net loss of $161,244 for the same period in 2006. This net loss represents 6.5% of total revenues for the period versus a net loss representing 20.4% of total revenues during the same period in 2006. The decrease in net loss is primarily attributable to the increase in equipment sales revenues offset by an increase in operating and other expenses as described above. We anticipate a positive net income for 2007 as gross profits historically increase each quarter and operating expenses should not marginally increase.

Six months ended June 30, 2007 versus June 30, 2006

Our revenues totaled $2,236,891 for the six months ended June 30, 2007. The increase of $263,859 versus the same period in 2006 represents a 13.4% increase. Approximately 76.3%, of total revenues were derived from equipment rental and related service revenues (delivery, pick-up, maintenance revenues, etc.).

Approximately 23.7%, or $529,141, of total revenues was derived from the sale of equipment, compared to $282,194, or 14.3% of total revenues during the same period in 2006. Revenues from equipment sales increased during the period primarily due to a large sale of used trailers to a single customer and general increase in demand for equipment purchases from companies in varied industries. Because we routinely sell rental equipment as a course of our business, equipment sales includes both units sold from the rental fleet (revenue producing equipment / fixed assets) and units purchased for re-sale (sale inventory). The cost of the equipment (included in the cost of goods sold) was the net book value, after depreciation, of the equipment at the time of sale. The line item “Gain on Sale of Equipment” on the Statement of Cash Flows is the net gain on the sale of rental equipment and is deducted from our net income when calculating “Net Cash Provided by Operating Activities.” The proceeds from the sale of the rental equipment is then included in the “Proceeds from the Sale of Equipment,” together with the proceeds from the sale of non-revenue producing equipment, when used to calculate “Net Cash Used by Investing Activities” on the Statement of Cash Flows.

We generated rental revenues of $1,422,506 during the six month period ending June 30, 2007 versus $1,426,063 during the same period in 2006. The decrease in rental revenue of $3,557, or 0.3%, was a result of a decrease in demand for our equipment from the trucking industry, offsetting increases in demand from the retail, wholesale distribution and sub-contractor industries. Drayage (trucking) revenue increased $20,938, or 11.8%, to $199,175 during the six-month period versus the previous year. This increase is due to an increase in the number out-of-town deliveries offset by a slight decrease in the total number of drayage dispatches. We anticipate that drayage rates will hold steady. Maintenance revenues, charges to customers for customer related equipment damages the cost of which are included in maintenance expenses, decreased $7,228 or 11.4% during the period due to the general decrease in rentals in the first quarter.

Cost of goods sold for the six months ended June 30, 2007 totaled $1,171,500, an increase of 18.5%, as compared to the same period in 2006. Cost of goods sold represented 52.4% of total revenues for the period versus 50.1% during the same period 2006. The cost of equipment sold increased $221,923 or 136.7% due to the increase in the number of units sold and an increase in the cost of the units sold. Gross margins on equipment sales, as a result, decreased from 42.5% to 27.4% as we were not able to marginally increase our prices commensurate with our costs. We expect that availability of used trailers and containers will remain limited as the shipping industries continue to experience high demand. Equipment rental expense, which includes costs to maintain the rental fleet not related to customer damages, rent paid to third parties for equipment re-rented to our customers, and licensing and titling fees, decreased by $147,196, or 31.6%, for the period. The decrease was primarily due to the decrease in number of over-the-road semi-trailers and over-the-road refrigerated semi-trailers rented from third parties and then rented to customers in the trucking industry versus the same period in 2006. We expect the equipment rental expense to hold steady or decline over the next six months as we have increased the number of trailers available in our owned rental fleet. We will, however, continue to re-rent over-the-road equipment for customers when profitable opportunities present themselves. Maintenance expenses increased $32,480 or 145.2% during the period to $54,843. This increase is primarily the result of an increase in the number of units returned by customers with damages requiring additional maintenance to ensure rental worthiness for the new customers. These costs are recouped from customers as shown in the maintenance revenue line item.

Depreciation expense increased $68,893, or 38.2%, due to an increase of owned units in the rental fleet. Depreciation expense will further increase as a result of purchasing more equipment as the fleet continues to grow. Drayage expenses increased $6,781, or 4.3% during the period due to an increase in fuel cost. Drayage expenses will likely increase during the upcoming 12 months due to rising fuel expenses. Our three semi-tractors do not typically require significant repair expenses.

Gross profits increased by $80,978, or 8.2%, during the six months ended June 30, 2007 versus 2006, representing 47.6% of total revenues and totaling $1,065,391. The increase in gross profits is mainly due to the increase in revenue from a variety of customers partially offset by a larger increase in cost of goods sold. As the availability of new and used shipping containers decreases, we should to be able to continue to command higher prices for our equipment, however, this will also cause us to pay higher prices for our equipment sold and additions to our rental fleet. We anticipate that our gross profit margin will be above 50% for the 12 months of 2007, as the third and fourth quarters typically have higher utilization and profitability.

Operating expenses increased $58,245, or 6.3%, during the six month period ended June 30, 2007 versus the same period in 2006. Operating expenses represented 43.9% of total revenues versus 46.8% for the same period in 2006. The increase is primarily due to increases in salaries, employee benefits including health insurance, and professional fees. We had 14% more employees in 2007 compared to the same period in 2006. Marketing expenses decreased $32,809, or 37.4% due to a decrease in direct mail advertising. Bad debt expense decreased $28,866, or 111.7% due to our improved accounts receivable collections and a decrease in our allowance for doubtful accounts to $20,000 from $80,000.We expect operating expenses to be under 45% of total revenues for 2007, as the third and fourth quarters have historically seen increases in demand for rental equipment, without marginally increasing operating expenses.

Overall, interest expense increased $42,073 or 33.3%, during the six months ended June 30, 2007 versus the same period in 2006 to $168,416. Interest expense constituted 7.5% of total revenues versus 6.4% during the same period in 2006. This increase is primarily due to an increase in the amount of our bank debt for purchases of new equipment and to an increase in subordinated debt. “Interest Expense - Other” (primarily interest accrued to our bank) increased $51,916, or 50.3% due primarily to increased balances owed to our bank and increased interest rates on our floating lines of credit, and due, to a much lesser extent, issuance of subordinated debt. We expect interest expenses to increase as we expand our fleet through increases in borrowing and as interest rates continue to increase over the previous year.

We had a net loss of $76,278 for the six-month period ended June 30, 2007 versus a net loss of $65,832 for the same period in 2006. This net loss represents 3.4% of total revenues for the period versus a net loss representing 3.3% of total revenues during the same period in 2006. The increase in net loss is primarily attributable to the increase in equipment sales revenues offset by an increase in operating and other expenses as described above. We anticipate a positive net income for 2007 as gross profits historically increase each quarter and operating expenses should not marginally increase.

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

A note payable to the majority shareholder had a balance of $180,292 at December 31, 2006 and $107,964 at June 30, 2007, and is subordinate to our bank loans. This note was originally due January 1, 2004 and then extended to January 1, 2005. On July 15, 2004, other loans to shareholder (which originally had due dates of August 15, 2004 and September 20, 2004) were combined with this loan, and the due date of the new loan, which required monthly payments of principal and interest, was February 15, 2008. This loan agreement was amended on March 15, 2005. The amended agreement required monthly payments of interest only and the principal amount was due April 15, 2006. That agreement was further amended on September 30, 2006 by changing the maturity date to April 15, 2008. Our majority shareholder also purchased 2005 series subordinated notes in 2005 totaling $45,000. Due to bank financing covenants, the principal owner cannot be repaid the balance of the subordinated notes if the total debt to net worth ratio exceeds the bank’s maximum limit after any such repayment.

Operating Activities: Cash provided by operating activities for the six-month period ended June 30, 2007 was $234,120 compared to $63,586 during 2006. This increase was mainly due to an increase in depreciation and a decrease in accounts receivable partially offset by an increase in net loss.

Investing Activities: Net cash used by investing activities during the six-month period ended June 30, 2007 was $165,007. This was the result of net purchase of equipment versus proceeds received from the sale of equipment, $605,681 versus $440,674 respectively. This compares to approximately $465,672 net cash used by investing activities during 2006 as a result of net purchase of equipment versus proceeds received from the sale of equipment, $675,622 versus $209,950 respectively. Proceeds from the sale of equipment includes proceeds from both the rental fleet (revenue equipment) and non-revenue equipment. We plan to continue selling non-utilized or under-utilized equipment and purchase more equipment to meet the demands of our customers and we anticipate that purchases will outpace sales of equipment in 2007.

Financing Activities: Net cash used by financing activities was $179,251 during the six-month period ended June 30, 2007 versus $214,350 net cash provided in 2006. Approximately $1,599,846 provided from proceeds of new financing supplemented cash generated from operations to provide funds for the purchase of equipment during the six-months ended June 30, 2007. Approximately $1,779,097 and $92,217 in the six-months ended June 30, 2007 and 2006, respectively, was used to pay down principal of long-term senior and subordinated debt.

Banking Arrangements:

We have entered into a financing agreement with Bank of the West, Lee’s Summit, Missouri. The financing agreement provides us with a reducing revolving line-of-credit, an equipment purchase line-of-credit, four fixed interest rate term notes, and a working capital line-of-credit.

•
Reducing Revolving Line-of-Credit -- The current maturity date of our reducing revolving line-of-credit is March 30, 2008. The monthly reduction in availability is $26,690 with an interest rate of 6.70%. As of June 30, 2007, the outstanding balance on this line of credit was $1,544,316 with $323,230 available funds.

•
Equipment Purchase Line-of-Credit - The equipment purchase line-of-credit provides us with capital to purchase revenue producing equipment. The interest rate on this line of credit is prime (8.25% as of June 30, 2007). As of June 30, 2007, the outstanding balance on this line-of-credit was $310,368 with $439,632 available. This line of credit expires March 28, 2008.

•
Working Capital Line-of-Credit - The working capital line-of-credit provides capital to cover short-term cash flow needs. The interest rate on this line of credit is prime (8.25% as of June 30, 2007). As of June 30, 2007, the outstanding balance on this line-of-credit was $0 with $250,000 available.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance the acquisition of Ace Trailer and Storage on October 26, 2006. The interest rate on this note is 7.3%. This note requires monthly payments of principal and interest of $16,377.60 and the outstanding principal is due October 31, 2013. As of June 30, 2007, the outstanding balance on this note was $1,000,990.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance equipment purchases from April 2005 through March 2006. The interest rate on this note is 7.15%. The note requires monthly payments of principal and interest of $8,904.71 and the outstanding principal is due March 30, 2009. As of June 30, 2007, this note had a balance of $506,849.

•
Fixed Interest Rate Term Note - The fixed interest rate term note was used to finance equipment purchases in January 2007. The interest rate on this note is 7.3%. The note requires monthly payments of principal and interest of $1,647.48 and the outstanding principal is due February 15, 2014. As of June 30, 2007, this note had a balance of $105,231.

•
Fixed Interest Rate Term Note - On April 4, 2007 the balance of $440,053 on the equipment purchase line of credit was transferred to a term loan bearing an interest rate of 6.9% with a maturity date of April 4, 2010. This loan requires monthly payments of interest and principal of $6,642.66. As of June 30, 2007, this note had a balance of $431,913.

The following table summarizes our banking lines-of-credit and term loans:

Credit Facility	Interest Rate	Amount Available as of June 30, 2007	Balance outstanding as of June 30, 2007
Reducing Revolving Line-of-Credit	6.70%	$323,230	$1,544,316
Equipment Purchase Line-of-Credit	prime*	$310,368	$439,632
Working Capital Line-of-Credit	prime*	$250,000	$0
Fixed Interest Rate Term Note	7.30%	$0	$1,000,990
Fixed Interest Rate Term Note	7.15%	$0	$506,849
Fixed Interest Rate Term Note	7.3%	$0	$105,231
Fixed Interest Rate Term Note	6.9%	$0	$431,913

*8.25% as of June 30, 2007.

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

Our trailing twelve month debt service coverage ratio for the period ended June 30, 2007 is 1.35 : 1.

As of June 30, 2007, our working capital ratio was .82.

As of June 30, 2007, our debt-to-equity ratio was 2.60.

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

We expect to acquire at least $400,000 of additional revenue equipment during 2007. As of August 6, 2007 we have agreements to purchase $325,000 of delivery and rental equipment in the third and fourth quarters of 2007.

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
Pro Forma Condensed Consolidated Statements Of Earnings

	Year Ended	Six Months Ended
	December 31, 2006	June 30, 2007
Revenues	$4,249,195	$2,236,891
Cost of Sales	2,003,551	1,171,500
Gross profit	2,245,644	1,065,391

Selling , general and administrative expenses	1,866,925	981,118
Operating Profit	378,719	84,273
Other (Expense)	(261,322)	(160,551)
Earnings before income taxes	117,397	(76,278)
Income taxes
Currently payable	0	0
Deferred	45,786	0
	45,786	0
Net Earnings	$76,409	$(76,278)
BASIC Earnings per share	$0.07	$(0.07)
Weighted average number of shares	1,084,167	1,084,167

DILUTED Earnings per share	$0.07	$(0.07)
Weighted average number of shares	1,084,167	1,084,167

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

ITEM 3.CONTROLS AND PROCEDURES

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

On February 15, 2007, we filed a civil action against Orr. In this civil proceeding, which was brought in the District Court of Clark County, Nevada, we sought declaratory relief and damages.

In the Nevada proceeding, we sought a declaration that (i) we own 100% of the outstanding shares in American Trailer and that no shares are owned by Orr; that (ii) there are no other shares of stock, stock rights, options, warrants or other similar claims of ownership of American Trailer; that (iii) under the laws of the State of Nevada, as the owner of all outstanding shares of American Trailer, we are the only party entitled to bring claims arising from the ownership of shares of our wholly owned subsidiary; that (iv) we have no contractual or other legal obligation to purchase any of the outstanding shares owned by Orr; that (v) removal in 2005 of Orr as a director was accomplished in accordance with the By-Laws of our corporation and the Law of the State of Nevada; that (vi) removal of Defendant Orr in 2005 as an officer of our corporation was accomplished in accordance with our By-Laws and the laws of the State of Nevada; that (vii) the decisions of our Board of Directors and officers in borrowing money and the distribution of profits either in us or our wholly-owned subsidiary are controlled by the business judgment rule and the laws of the State of Nevada; and that (viii) we are not presently indebted to Orr.

We also sought to recover our costs and fees associated with the prosecution of this action and damages. On July 19, 2007, the Nevada proceeding was dismissed by the court for jurisdictional reasons.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered securities during the period covered by this report.

We filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby we registered subordinated notes at $1,000 par for up to $5,000,000 for sale to the public. The net proceeds of these notes (approximately $4,700,000 assuming all notes are sold and after offering expenses) are intended to fund the purchases of revenue equipment. The Commission declared the registration statement effective on May 13, 2005. The offering of notes is not underwritten and is being sold on a best-efforts basis. From May 13, 2005 to June 30, 2007, we sold 15 notes in the aggregate principal amount of $363,000. For the quarter ended June 30, 2007 we sold two notes in the principal amount of $65,000. We also partially redeemed one note due to financial need on the part of the investor. This redemption totaled $36,000 including early redemption penalties. Costs incurred with the preparation of the initial registration statement were approximately $100,000. Our expenses incurred in connection with the issuance and distribution of the notes from the date our registration statement became effective, May 13, 2005 through June 30, 2007 were approximately $288,000.

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
AT&S HOLDINGS, INC.
August 20, 2007	//s// Richard G. Honan
Richard G. Honan, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
August 20, 2007	//s// Richard G. Honan II
Richard G. Honan II, Chief Financial Officer, Director and President (PRINCIPAL ACCOUNTING OFFICER)